Form 10-K
period 2021-12-31
AB Commercial Real Estate Private Debt Fund, LLC
filed 2022-03-30
CIK 1876255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 000-56320

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC

(Exact name of registrant as specified in its charter)

Delaware	87-1137341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas

New York, New York 10105

(Address of principal executive offices) (Zip Code)

(212) 486-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Limited liability company units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.     Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of March 30, 2022, the registrant had 4,193,767 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

Documents Incorporated by Reference

None.

i

CERTAIN DEFINITIONS

Except as otherwise specified in this annual report on Form 10-K (the “Annual Report”), the terms “we,” “us,” “our” and the “Company” refer to AB Commercial Real Estate Private Debt Fund, LLC, a Delaware limited liability company. We refer to AllianceBernstein L.P., our investment adviser, as “AB” or the “Investment Manager,” and to State Street Bank and Trust Company or its affiliates, our administrator, as the “Administrator.” The term “Members” refers to holders of our limited liability company units, which we refer to herein as the “Units”. The term “LLC Agreement” refers to our Amended and Restated Limited Liability Company Operating Agreement.

SPECIAL NOTE FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	general economic and market conditions, particularly affecting the real estate industry;

•	adverse conditions in the areas where our Portfolio Investments (as defined herein) or the properties underlying such Portfolio Investments are located and local real estate conditions;

•

an economic downturn could disproportionately impact the investments that we intend to target, potentially causing us to experience a decrease in investment opportunities and diminished demand for capital from our Portfolio Investments;

•	pandemics or other serious public health events, such as the global outbreak of a novel strain of the coronavirus, commonly known as “COVID-19”;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	our future operating results;

•	our business prospects;

•	our contractual arrangements and relationships with third parties;

•	competition with other entities and our affiliates for investment opportunities;

•	the speculative and illiquid nature of our investments;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the loss of key personnel;

•	the ability of the Investment Manager to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Investment Manager to attract and retain highly talented professionals;

•

limitations imposed on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Company Act”) or to maintain our qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report. These forward-looking statements apply only as of the date of this Annual Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

Risk Factor Summary

An investment in our securities involves certain risks. The risk factors described below are a summary of the principal risk factors associated with an investment in our Units. These are not the only risks we face. You should carefully consider these risk factors, together with the risk factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report and other reports and documents we file with the Securities and Exchange Commission (“SEC”).

Certain Market Risks Generally

•	Our investment activities will be affected by economic and market conditions and changes in applicable laws, currency exchange controls, and political and socioeconomic circumstances.

•

Deterioration in market conditions and the real estate market could have a material adverse effect on our financial performance and borrowers’ ability to meet their debt obligations comprising our Portfolio Investments.

•

Adverse conditions in the areas where our Portfolio Investments or the properties underlying such Portfolio Investments are located and fluctuations in the global credit markets may have an adverse effect on the value of our Portfolio Investments.

•	We operate in a highly competitive industry.

Certain Regulatory, Legal, Tax and Operational Risks

•

Change in, change in interpretation of, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations may have an adverse effect on us and increase our tax liability.

•	We are a recently formed entity and have a limited operating history.

•

We depend on the Investment Manager’s ability to develop and implement investment strategies that achieve our investment objectives and on the reliability, accuracy and analysis of the Investment Manager’s analytical models.

•	Members will not be permitted to engage in the active management and affairs of the Company.

•	We are dependent upon our counterparties and certain third-party service providers.

•

If we fail to maintain our exclusion from the definition of an “investment company” under the Company Act, we would be regulated as an investment company and be subject to additional regulatory restrictions.

•	We may be subject to risks associated with our acquisition of loans that were originated by banks.

•	Failure to be properly licensed may have a material adverse effect on us and our operations.

•	Failure to qualify as a REIT under the Code could have a material adverse effect on us.

•	REIT requirements may restrict our operations, limit our ability to hedge effectively, may cause us to incur tax liabilities and may force us to make distributions to Members.

•	We may incur tax liabilities that would reduce the cash flow available for distributions.

•	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

•	Risk associated with certain of our assets and investments could affect our ability to qualify as a REIT.

•	We have the ability to incur significant leverage.

•	A failure in our cyber security systems or information systems could significantly disrupt our business.

Certain Risks Associated with the Units

•	The Units are not freely transferable and therefore provide limited liquidity to investors.

•	Our Incentive Fee may create an incentive for the Investment Manager to make riskier or more speculative investments.

•	We may make in-kind distributions to Members.

•	We, the Investment Manager and/or its affiliates may enter into separate agreements with certain Members on different terms than those described in this Annual Report.

•	We may suspend distributions, the calculation of our NAV and/or the calculation of the NAV of Units.

Certain Investment Risks

•	Our Portfolio Investments may be risky, and you could lose all or part of your investment.

•	We are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets.

•	We intend to invest in certain long-term, illiquid investments.

•	We will depend on the diligence of our Investment Manager.

•	The Investment Manager’s ability to manage certain Portfolio Investments may be limited.

•	Real estate loans that we originate or acquire may become non-performing after their acquisition or origination.

•	Our Portfolio Investments may be subject to greater risks of delinquency and foreclosure than other loans.

•	Any insurance proceeds received with respect to a property relating to one of our investments may not be sufficient to recover our economic position with respect to such investment.

•	Borrowers that we make loans to may not be able to achieve their business plans, and such loans may go into default.

•	We may purchase participations and/or co-lender interests in real estate loans.

•	There are no restrictions on the credit quality of the collateral securing the loans in which we invest.

•	Changes to, or the elimination of, LIBOR could have a material adverse effect on our investments.

•	We are subject to risks associated with mortgage loans secured by leased properties.

•	We are subject to risks associated with our investments in collateralized mortgage backed securities.

•	We may be subject to lender liability claims.

•	We may invest in certain subordinated classes of securities and certain derivative agreements.

•	Transactions denominated in foreign currencies subject us to foreign currency risks.

•	Our performance may be adversely affected due to environmental risks, including climate change.

Other Risks

•	We may not be able to realize returns on our investments in a timely manner, or at all.

•

The concentration of our investment portfolio in the commercial real estate sector may increase the losses suffered by us or reduce our ability to hedge our exposure and to dispose of depreciating assets.

•	We may invest in securities subject to transfer restrictions or for which no liquid market exists.

•	We may expose ourselves to risks if we engage in hedging transactions.

•	Risks associated with the COVID-19 pandemic may adversely affect our investments and operations.

•	We may suffer losses as a result of the adverse impact of any future terrorist attacks.

•	Reduced disclosure requirements applicable to emerging growth companies may make our units less attractive to investors.

PART I

Item 1. Business.

Overview

We are a Delaware limited liability company formed on June 1, 2021 to operate as a private investment fund generally for qualified US investors. We intend to qualify and elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). Our board of directors (the “Board”) was appointed to serve the Company. However, pursuant to an investment management agreement (the “Management Agreement”) between us and the Investment Manager, the Board delegated to the Investment Manager all rights, power, authority, discretion, duties and responsibilities in respect of the Company, including without limitation, responsibility for the investment activities of the Company and the day-to-day management and administration of the Company. The Board remains responsible for overseeing the performance of the Investment Manager. The investment management services provided by the Investment Manager are in accordance with our investment objectives and policies, subject to the oversight by the Board. To achieve certain tax, regulatory and/or administrative efficiencies, we may invest through or otherwise utilize one or more subsidiary investment vehicles (each, a “Subsidiary”) that are managed and/or sponsored by the Investment Manager or its affiliates. The discussion in this Annual Report relating to investments made by us or other actions may relate to such investments or other actions made by a Subsidiary, as applicable. Our investment objective is to generate attractive risk-adjusted returns through a diversified portfolio of commercial real estate-related investments that are predominantly credit investments secured by commercial real estate located in the United States, principally through investments made pursuant to the investment program described herein.

We, directly or indirectly (including through a Subsidiary), will invest in a portfolio of primarily debt investments, or participations therein (collectively, the “Portfolio Investments”) that may include, without limitation, the following: directly originated commercial real estate mortgage loans, including senior and junior mezzanine loans, B-notes, second mortgages, other subordinated loans, (together, “Directly Originated Loans”); legacy, new issue, and single-borrower commercial mortgage backed securities (“CMBS”); commercial real estate-related securities; performing, sub-performing and non-performing loans; and net lease assets. While we intend to focus primarily on loans directly secured by commercial real estate-related assets, we will also have the flexibility, subject to compliance with the real estate investment trust (“REIT”) qualification requirements, to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt. We may also invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with our investment objective. We retain ultimate discretion on our investment profile.

The Board

We adopted our LLC Agreement on November 5, 2021, the date we also refer to as our “Initial Closing.” Pursuant to the LLC Agreement, our Board is comprised of at least 3 directors, but not more than 9 directors. Matthew Bass, Peter J. Gordon, Edward Gellert and Marguerite Brogan have served as directors since the Initial Closing. Each such director is an employee of, or otherwise affiliated with, the Investment Manager or its affiliates. One or more additional or replacement directors, including persons that may be affiliated with the Investment Manager or its affiliates, may be appointed by the Board, as determined by the Board in its sole discretion.

Pursuant to the Management Agreement, the Board delegated to the Investment Manager all rights, power, authority, discretion, duties and responsibilities in respect of the Company, including without limitation, responsibility for the investment activities of the Company and the day-to-day management and administration of the Company. The Members have no authority or right to act on behalf of the Company in connection with any matter.

The Investment Manager

The Investment Manager is a global investment advisor that provides investment management services to both institutional and individual investors through a broad line of investment products. The Investment Manager is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”).

Pursuant to the terms of the Management Agreement, the Board delegated to the Investment Manager all rights, power, authority, discretion, duties and responsibilities in respect of the Company, including without limitation:

•	managing and supervising the development of our Private Offering (as defined below);

•	obtaining market research and economic and statistical data in connection with the investment objectives and policies discussed herein;

•

identifying, sourcing, evaluating and monitoring investment opportunities consistent with the investment objectives and policies discussed herein, including but not limited to, locating, analyzing and selecting potential investments and, within the discretionary limits and authority granted to the Investment Manager by the Board, making investments in and disposing of our assets;

•

structuring and conducting negotiations on our behalf with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;

•	serving as advisor with respect to decisions regarding any of our financings and hedging strategies;

•	engaging and supervising various service providers on our behalf (including without limitation, the Administrator and consultants and other experts);

•	providing accounting and administrative services, including but not limited to, the performance of administrative functions required for day-to-day operations; and

•	managing communications with Members, including written and electronic communications, and establishing technology infrastructure to assist in supporting and servicing Members.

The above summary is provided to illustrate the material functions which the Investment Manager performs for us, and it is not intended to include all of the services which may be provided to us.

Investment Program

Investment Objective

Our investment objective is to generate attractive risk-adjusted returns through investments primarily in loans secured by high quality commercial real estate properties located in the United States. The Investment Manager will seek to prioritize capital preservation and stable income for investors by building a portfolio of investments primarily through directly originated loans secured by high-quality commercial real estate properties, including senior mortgage loans, mezzanine loans, and B-notes. Our investment strategy also allows for the acquisition of discounted loans with room to restructure in order to improve recoverability above the price paid or achieve an enhanced income stream. To a lesser extent, the Investment Manager will invest in the following: legacy, new issue, and single-borrower CMBSs; commercial real estate-related securities; performing,sub-performing and non-performing/distressed loans; and net lease assets. While we intend to focus mainly on loans directly secured by commercial real estate-related assets, we will also have the flexibility to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt, and may invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with the investment objective. This embedded diversification enables the Team (as defined below) to invest across real estate debt opportunities in various stages of an economic cycle, and to capitalize on dislocations in the markets over time.

The Investment Manager

We are a Delaware limited liability company managed by the Investment Manager, an SEC registered investment adviser. The team focused on managing the Company is comprised of investment and asset management professionals from AB’s Commercial Real Estate Debt Group (collectively, the “Team”). The 16 investment professionals on the Team have significant experience across all aspects of real estate transactions and capital structures, uniquely positioning us to source, underwrite, and manage investment opportunities throughout the real estate universe.

Having spent the majority of their careers focused on investing in commercial real estate debt, the Team believes it is highly skilled at identifying attractive opportunities, structuring and negotiating creative financing solutions and proactively addressing issues that may arise with an underperforming investment to maximize value and provide downside protection for investors.

Please see key professional biographies below:

•

Matthew Bass has served as Head of AB’s Private Alternatives strategic business unit and a member of the AB Operating Committee since 2019. As head of AB’s Private Alternatives strategic business unit, he is responsible for the leadership and strategic growth of the business, which includes all of AB’s private market investment strategies. From 2010 to 2019, Bass held various roles in the firm’s Alternatives business (including as head of Alternatives and Multi-Asset Business Development, and COO), where he was responsible for business strategy, sourcing of new investment teams, product development and capital raising. Prior to joining the firm in 2010, Bass was a program director at the US Department of the Treasury, responsible for the design and implementation of various real estate and real estate capital-markets programs pursuant to the Troubled Asset Relief Program. Before that, he was a vice president at The Blackstone Group’s GSO Capital Partners unit, where he was involved in analyzing, evaluating and executing private debt and equity investments. Bass began his career in the Financial Institutions Investment Banking Group at UBS. He holds a BS in Finance from Lehigh University.

•

Peter J. Gordon has served as Chief Investment Officer and Head of US Commercial Real Estate Debt (CRED) in AB’s Real Estate Debt Group since 2020. CRED oversees approximately $7.2 billion in committed capital from insurance companies, pension funds and banks, across four vintage closed-end funds and various other institutional mandates. Prior to stepping into his role as Chief Investment Officer, Gordon spent four years as a Managing Director at AB, running originations for the Commercial Real Estate Debt Platform. Prior to joining the firm in 2016, Gordon served as managing director and head of commercial real estate (CRE) whole loan originations at Angelo, Gordon & Co., a global alternative investment management firm, where he led the CRE whole loan team, responsible for sourcing, pricing, financing and structuring transactions as well as managing assets in the investment portfolio. Prior to that, Gordon was a senior member of the real estate finance and investment banking groups at both Goldman Sachs and Morgan Stanley, where he was involved in all aspects of commercial real estate lending, from originations for balance sheet and commercial mortgage-backed securities to loan structuring, syndication and securitization. Gordon holds a BS in mathematics from the University of St. Andrews in Scotland and an MBA from Columbia University.

•

Edward Gellert has served as a Managing Director for Real Estate Debt Investments at AB since 2018. From 2007 to 2018, Gellert was a senior portfolio manager at Avenue Capital Group, where he directed the investment activities of the Avenue Real Estate Strategy. He has approximately 32 years of real estate industry experience, including investment and portfolio management, lending, distressed-focused investing, deal sourcing and the operation and development of real estate assets. He also served as chairman, CEO and president of ACRE Realty Investors. Before joining Avenue in 2004, Gellert founded EDGE Partners, where he served as a co-managing member of joint-venture entities that developed, repositioned and owned over 1.2 million square feet of properties. Previously, he sourced and arranged distressed debt and property acquisitions for Argent Ventures and Amroc Investments and was an analyst and asset manager for BRT Realty Trust. Gellert holds a BSM from the AB Freeman School of Business at Tulane University.

•

Marguerite (Midge) Brogan joined AB in 2020 as a Managing Director, with broad responsibility for finance, reporting, and asset management functions across the US Commercial Real Estate Debt platform. Previously, she managed Park Praedium, a company she founded in 2009, where she advised on workouts, recapitalizations and restructurings within commercial real estate. From 2015 to 2017, Brogan was a Managing Director for Colony NorthStar. Prior to that, she served as a Managing Director for Sabal Financial Group, and for the Global Real Estate Group at Lehman Brothers. Brogan holds a BS in business management (cum laude) from Boston College, and an MBA with concentrations in finance and real estate from The George Washington University. She is also a member of 100 Women in Finance and W/X New York Women Executives in Real Estate, and was named one of the Top 50 Women Real Estate Professionals in 2004.

•

David Sotolov has served as a Managing Director for Real Estate Debt Investments at AB since 2021. Prior to joining the firm in 2021, he was a managing director at Annaly Capital Management from 2018-2021, where he managed all West Coast investments for the Annaly Commercial Real Estate Group. Prior to that, Sotolov spent 11 years at iStar, most recently as executive vice president and head of West Coast Investments, focusing on senior debt, mezzanine debt and preferred equity; joint venture equity; ground-up development; and ground lease acquisitions. Prior to that, he served as a loan originator for Fremont Investment & Loan. Sotolov attended the University of California, Los Angeles.

•

Yanshu Li has served as Head of Asset Management for Commercial Real Estate Debt in AB’s Real Estate Group since 2019. Prior to joining AB in 2019, she managed KG Realty Investments, a value-add residential real estate investment company which she co-founded in 2013. From 2010-2013, she worked as an associate in the Commercial Real Estate Debt group at Blackstone, focusing on high-yield debt origination, structuring and asset management. From 2006 to 2009, Li was an associate in the CMBS Large Loan Group at Morgan Stanley, responsible for underwriting debt investments across all property types. Li holds a BA in economics from Princeton University.

Market Opportunity

The Team believes that current economic conditions, combined with commercial real estate fundamentals, create a compelling opportunity to generate a significant yield premium in commercial real estate debt. The COVID-19 pandemic abruptly ended over ten years of expansion in the U.S. economy and caused significant distress in the commercial real estate markets. In 2020, commercial real estate transaction activity dropped to its lowest level in seven years with volume declining between 11%–67% year-over-year across all property types. Distress has been largely concentrated either in specific property types (i.e., hospitality, retail) and/or poorly capitalized borrowers. Commercial real estate in dense major markets has also been impacted by the pandemic, due to a combination of fear of infection and mobility of the population. While retail was undergoing a secular shift prior to the pandemic, its challenges were further amplified by COVID-19. Hospitality was impacted the fastest, as travel (domestic and international, leisure and business, group and transient) ground to a halt instantly and has just begun to recover.

As a result of these dynamics, equity values have re-set inconsistently across certain sectors in selective markets, creating compelling entry points for investors. While terms have varied by transaction in favor of the lender, liquidity continues to accelerate, and real estate capital markets have quickly rebounded to pre-COVID levels. Additionally, the supply of maturing loans over the next several years are expected to be significant, generating consistent demand for mortgage loans, particularly on transitional and pre-stabilized assets. There will be a growing need to support transitional real estate, a trend that has been accelerated by the pandemic. The Team believes that lending markets will continue to be inefficient and volatile, especially in regulated sectors, creating space for private alternative lenders to step in. Borrowers also increasingly favor large, non-regulated institutional platforms that can deliver a wide array of products, that are solution-oriented, and have a strong track record of execution.

The Team believes that risk-adjusted returns of directly originated loans secured by pre-stabilized assets look compelling over the next several years due to the following factors:

•	reduced property valuations inconsistently across sectors in selective markets;

•	wider loan spreads than the last several years;

•	moderated LTVs; and

•	an increase in “lender-friendly” loan structures and covenants.

Investment Strategy

We believe that AB’s established commercial real estate debt platform is well positioned to capitalize on this investment opportunity. Due to the breadth and experience of the Team, we believe we are able to identify mispriced areas of a real estate capital structure on which many of our peers are not able to capitalize. Lending conditions over the foreseeable future are expected to favor experienced lenders, supported by lower property valuations across certain property types in some sectors, tighter covenant structures, and an uneven expected economic recovery. This market dynamic creates a compelling opportunity for private lenders like AB to generate attractive risk-adjusted returns. Further, it is expected that most of our loan investments will be floating rate based, which could provide value protection in a rising interest rate environment.

The Team is highly selective and focuses on pursuing idiosyncratic investment opportunities across various property types, geographies, sizes, sponsorship, and business plans that exhibit strong underlying fundamentals and intrinsic value. The Team also seeks to avoid situations involving potential binary outcomes or excessive cyclical risk, instead focusing on investments where the downside is protected by the underlying real estate collateral. Our investments will be selective, focusing on unique, income-oriented opportunities across various property types located in diverse geographies across the United States. Furthermore, the investment strategy allows for the acquisition of discounted loans with room to restructure and modify those loans in order to improve recoverability above the price paid.

The Team believes our allocations to private real estate debt investments can generate attractive risk-adjusted returns for the following reasons:

•

Illiquidity and complexity premia—Commercial real estate debt markets often offer a significant return premium relative to corporate and/or other public credit markets owing to the idiosyncrasy and relative illiquidity of the asset class, which necessitates experienced underwriting. Investment opportunities targeted by the Company offer the potential for attractive yields on both an absolute and relative basis to more liquid fixed-income alternatives such as high yield bonds and broadly syndicated bank loans.

•

Downside protection—Loans secured by commercial real estate typically have better capital preservation attributes due to the physical nature of the collateral and the clear path for the lenders to take back the asset if necessary.

•

Diversification—Our portfolio is expected to be diversified geographically and across property types and sponsors. Furthermore, commercial real estate loans have idiosyncratic risk exposures and are not highly correlated to traditional equity and fixed income markets.

•

Inflation protection—Most of the investments are expected to be structured with a spread over the Secured Overnight Financing Rate (“SOFR”), as will the leverage utilized, providing a natural hedge against rising interest rates and inflation.

•	Experienced management team—The deep and diverse experience stemming from AB’s existing real estate debt platform helps to enhance deal flow, underwriting, risk management, and other processes.

The Investment Manager will seek to consistently apply our investment philosophy throughout the investment lifecycle, from deal selection to portfolio management, and combines fundamental, valuation-based analysis and principles with proven underwriting frameworks.

Investment Process

Having formed longstanding industry relationships with financial sponsors, developers, real estate operating companies, investment banks and brokers, the Team will seek to create a diversified portfolio of investments across various property types, geographies, deal sizes, financial sponsors, and business plan stages, focusing on those with strong underlying fundamentals and intrinsic value. With experience through multiple investment cycles, the Team will also seek to avoid situations involving potentially binary outcomes or excessive economic cycle risk.

Investments by the Company will be subjected to a rigorous investment management process that has already been established and is currently implemented by the Team. The Team’s risk-focused approach is rooted in detailed underwriting and in building portfolios with asymmetric risk-reward dynamics, focusing on capital preservation and downside protection. The Team will leverage its collective and diverse investment expertise and processes established and honed since 2013 to help produce compelling risk-adjusted returns.

An overview of the investment process is illustrated below:

1.

Transaction Sourcing & Screening Methodology: (i) Twice-weekly pipeline/production calls to review potential deals overseen by senior Team members; (ii) Opportunities sourced by the Team from direct borrower relationships, repeat clients, and the CRE brokerage network; (iii) Screen transactions with a deal summary presentation identifying investment thesis, risk parameters and targeted return.

2.

Initial Underwriting: (i) Evaluate risk parameters including market/submarket, property/portfolio characteristics, borrower/partner, structure, and exit strategy; (ii) Discuss return targets outline pricing justification; alternative investments and comparable transactions; (iii) The Investment Sub Committee assesses investment thesis, approves issuing term sheet and identifies key risks and deal terms to focus on during underwriting.

3.	Complete Due Diligence & Determine Valuation: (i) Evaluate risk parameters and identify mitigants; (ii) Use independent third-party data to assess value.

4.	Investment Committee: (i) Assess viability, risks and mitigants of investment thesis; (ii) Justify return and compare to other real estate investment alternatives; (iii) Approve transaction.

5.

Asset Management: Regular monitoring of loan and collateral activity via online servicer portals, including monthly and as-needed monitoring for major lease approvals, loan cash management, construction progress & budget rebalancing, loan modification requests, loan payoff, loan extension requirements, market trends (sales comps, micro-market news); quarterly monitoring of property rent roll, property financials, leasing activity reports, business plan updates from borrowers, interest reserve rebalancing; and annual monitoring of guarantor financials and covenants. The Team engages in frequent discussions with the servicer as well as open dialogue and in-person meetings with borrowers and engages in regular calls and meetings with local brokers and market data providers.

6.

Exit Strategy: As part of the underwriting process for every investment, evaluate the feasibility of multiple exit strategies, including refinance and collateral sale. Additionally, several tools are at the Team’s disposal to protect investors’ capital if it needs to work through challenges at underlying properties, including in default scenarios (such as forbearance, note sale, deed in escrow, deed-in-lieu of foreclosure and foreclosure).

Leverage

Where appropriate, certain portfolio investments may be leveraged using both direct and/or structural leverage. Direct leverage may include the utilization of bank credit facilities, subscription facilities, and repurchase agreements. We may incur leverage directly or may form direct or indirect bankruptcy remote special purpose subsidiaries that may hold all or any portion of our investment portfolio and enter into credit facilities that may hold all or any portion of our investment portfolio and enter into credit facilities or issue debt in collateralized loan obligations or otherwise. Use of structural leverage may include syndicating senior participations in originated senior loans to other investors while retaining a subordinated debt position. We may also choose to syndicate pari passu interests of originated mortgage positions or syndicate participating interests in an originated subordinated debt position if the Investment Manager believes such an approach is consistent with our investment strategy. The overall leverage will vary as a percentage of investment value and depend upon the composition of the portfolio. Following the twenty-four month period after the Initial Closing, we will endeavor not to incur direct debt if, upon the incurrence thereof, the ratio of total direct debt-to-equity of the Company as a whole will exceed 3:1, or 300%, at the portfolio level and 4:1, or 400%, on individual assets. It is anticipated that such leverage provided under credit facilities will contain certain customary affirmative and negative covenants and events of default typical of such facilities. Our assets may be pledged to secure such indebtedness, as more fully described in the LLC Agreement.

Market risks are inherent in all investments to varying degrees. In fact, certain investment practices described above can, in some circumstances, potentially increase the adverse impact on our investment portfolio. See “Item 1A. Risk Factors—Certain Market Risks Generally.”

The descriptions of specific strategies that we may be engaged in described in this Annual Report should not be understood as in any way limiting our investment activities. We may engage in any investment strategy including ones that are not described herein that the Investment Manager considers appropriate for our investment objective. Our investment program is speculative and entails substantial risks, and there can be no assurance that our investment objective will be achieved.

Financing

On December 14, 2021, the Company entered into a credit agreement (as it may be amended, the “State Street Credit Agreement”) to establish a revolving credit facility (the “State Street Credit Facility”) with State Street Bank and Trust Company as administrative bank (the “State Street Credit Facility Administrative Bank”) and as a lender, and any other lender that becomes a party to the State Street Credit Agreement in accordance with the terms of the State Street Credit Agreement, as lenders (the “State Street Credit Facility Lenders”). The State Street Credit Facility provides for borrowings in an aggregate amount of $65 million (the “State Street Credit Facility Maximum Commitment”), which may be increased from time to time upon request of the Company to an amount not exceeding $100 million. The State Street Credit Facility matures on December 13, 2022 (as it may be extended from time to time, the “State Street Credit Facility Stated Maturity Date”), subject to the Company’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to certain conditions. See “Financial Condition, Liquidity and Capital Resources – State Street Credit Facility.”

Investment Manager Fees

We pay the Investment Manager a management fee pursuant to the Management Agreement (the “Management Fee”) and an incentive fee pursuant to the LLC Agreement (the “Incentive Fee”). The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the Members.

Management Fee

We pay the Investment Manager, on a quarterly basis, a Management Fee in respect of each Member, in arrears, equal to the Applicable Percentage (as defined below) of such Member multiplied by the sum of (i) the net asset value (“NAV”) of the Units and (ii) all unfunded commitment amounts under any Portfolio Investments with ongoing funding obligations, e.g., delayed-draw term loans, each of (i) and (ii) as of the last day of each calendar quarter. For the avoidance of doubt, the Management Fee is not charged with respect to any portion of the Company’s assets that are attributable to direct leverage.

A Member’s “Applicable Percentage” is set forth below:

Aggregate Capital Commitment of a Member	Applicable Percentage
$50,000 - $500,000	1.50%
$500,001 - $1,000,000	1.40%
$1,000,001 - $3,000,000	1.30%
$3,000,001 - $5,000,000	1.15%
$5,000,001 and over	1.00%

Notwithstanding the foregoing, with respect to any Member (each, a “Founding Member”) that made a Capital Commitment on the date of the Initial Closing (the “Initial Closing Date”), the Management Fee shall be waived (and shall not be charged) with respect to such Founding Member (including any additional Capital Commitments made by such Founding Member) until the six month anniversary of the Initial Closing Date.

Payment of the Management Fee is made within ten (10) days of the last day of each calendar quarter, or as soon as reasonably practicable thereafter.

The Management Fee charged with respect to a Member is prorated for any capital contribution or repurchase of Units that is effective other than as of the first day of a calendar quarter.

The Investment Manager may, in its discretion, reduce, waive or calculate differently the Management Fee charged at the Company level with regard to the Units held by certain Members, including, without limitation, with respect of a Member that is a partner, member or employee of the Investment Manager or its affiliates, such person’s family members and trusts or other entities established for the benefit of such person or his or her family members (each, a “Related Investor”), so long as such reduction, waiver or calculation does not result in a preferential dividend under Section 562(c) of the Code.

The Management Fee may exceed the expenses borne by the Investment Manager on our behalf.

Incentive Fee

At the end of each calendar quarter, the Investment Manager is entitled to receive an Incentive Fee equal to the difference between (x) the product of (A) 15% and (B) the difference between (1) Core Earnings of the Company for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), and (2) the product of (I) the weighted average of the Company’s NAV of the three previous calendar quarters (or such lesser number of completed calendar quarters, if applicable) and the Company’s NAV as of the beginning of the then current calendar quarter, and (II) 6% per annum, and (y) the sum of the Incentive Fee previously paid to the Investment Manager with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable); provided, that no Incentive Fee is payable to the Investment Manager with respect to any calendar quarter unless the Core Earnings for the twelve (12) most recently completed calendar quarters (or such lesser number of completed calendar quarters following the Initial Closing Date is greater than zero. The Incentive Fee is prorated for partial periods, to the extent necessary, based on the number of days elapsed or remaining in such periods as the case may be. Unless otherwise determined by the Investment Manager, the Company’s NAV at the beginning of a calendar quarter for purposes of this Incentive Fee calculation shall be equal to the Company’s NAV as of the end of the previous calendar quarter as increased by capital contributions and decreased by repurchases.

For purposes of the foregoing, “Core Earnings” means the net income (loss) attributable to the Members, computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), and excluding (i) the Incentive Fee, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other similar non-cash items that are included in net income for the Applicable Period, regardless of whether such items are included in other comprehensive income or loss or in net income and (iv) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between the Investment Manager and the Board and approved by a majority of the Board. “Applicable Period” means the calendar quarter (or part thereof) for which the calculation of the Incentive Fee is being made.

For the avoidance of doubt, the Investment Manager is entitled to receive an Incentive Fee with respect to any Units that are repurchased at the end of any calendar quarter (in connection with repurchases of such Units pursuant to the Unit repurchase plan) in an amount calculated as described above with the relevant period being the portion of the calendar quarter for which such Unit was outstanding, and proceeds for any such Unit repurchase will be reduced by the amount of any such Incentive Fee.

In the sole discretion of the Company, the Incentive Fee may be waived, reduced or calculated differently with respect to the Units held by certain Members, including, without limitation, a Related Investor, so long as such waiver, reduction or calculation does not result in a preferential dividend under Section 562(c) of the Code.

For the avoidance of doubt, because the Incentive Fee is calculated at the Company level in the aggregate and not charged separately with respect to each Member, it is possible that the Company may be charged the Incentive Fee despite the Member’s particular investment in the Company having a negative performance during a calendar quarter.

Expenses

Company-Related Transaction Fees

Any transaction or similar fees (such as acquisition, disposition, financing or other similar fees, but not including servicing fees) from third parties (“Transaction Fees”), may be paid to the Company (and thereby reflected in the NAV of Units held by all of the Members on a pro rata basis), subject to compliance with the REIT qualification requirements. The Company may retain the Investment Manager and/or one or more affiliates of the Investment Manager to perform and receive fees for asset management, leasing, construction management, loan servicing, special servicing or other similar services, which fees will not cause a reduction in the Management Fee or otherwise be deemed to constitute Transaction Fees, if the Company believes that the Investment Manager or its affiliates can provide such services more effectively and at a cost that is comparable to prevailing market rates for such services.

Company Operating Expenses

The Investment Manager is responsible for the cost of its staff, systems, premises and general overhead incurred in performing its duties to the Company.

We bear all direct costs, fees and expenses incurred in connection with our management and operations, including but not limited to the following, which we refer to as “Company Expenses”:

•

investment expenses (including any expenses that the Investment Manager reasonably determines to be related to investments, including expenses related to due diligence, sourcing, purchasing, structuring, originating, disposing, monitoring, financing or hedging of our or each Subsidiary’s assets, such as brokerage commissions, expenses relating to clearing and settlement charges, custodial fees, bank service fees and interest expense, whether or not the investment was consummated);

•	expenses related to owning and operating real assets;

•

servicing fees and expenses including such expenses incurred or such fees paid to the Investment Manager or its affiliates in its capacity as servicer if the Company believes the Investment Manager or its affiliates can provide such services more effectively and at a cost that is comparable to prevailing market rates for such services;

•	expenses incurred in connection with collection of monies owed to the Company or any Subsidiary;

•	expenses relating to compliance with REIT qualification requirements;

•	costs for forming and maintaining any Subsidiaries;

•

expenses arising out of or related to the foreclosure on collateral securing one or more investments of the Company, and, thereafter, expenses associated with holding, valuing, disposing of, trading, financing, negotiating and structuring such foreclosed collateral (including the costs of structuring, establishing, maintaining and liquidating any vehicles established to hold or facilitate the holding of such foreclosed collateral);

•	legal expenses;

•

professional fees (including, without limitation, expenses of asset managers, consultants and experts or master servicing or special servicing fees payable to a third party servicer or to the Investment Manager or its affiliates) relating to investments;

•	accounting expenses;

•	auditing and tax preparation and other tax-related expenses;

•

research-related expenses to the extent that such services fall within the safe harbor of Section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (including, without limitation, news and quotation services, market data services, and fees to third-party providers of research and/or portfolio risk management services);

•	travel-related expenses (including costs related to transportation, lodging and accommodations, meals and entertainment);

•	interest expense, initial and variation margin requirements, appraisal fees and expenses;

•	broken deal expenses and other transactional charges;

•

fees or costs, and all other out-of-pocket expenses incurred in connection with the preparation and distribution of reports to the Members and the operation and administration of the Company’s costs and expenses incurred in connection with the organization and offering and sale of Units (including, without limitation, all legal expenses, printing and mailing costs, insurance costs, filing and registration fees);

•	the Management Fee;

•	the Incentive Fee;

•	the costs and expenses of third-party risk management products and services (including, without limitation, the costs of risk management software or database packages);

•

any insurance, indemnity or litigation expense (including premiums for policies taken out to cover members of the Board and officers of the Investment Manager, regardless of whether or not those policies cover liabilities that are not indemnifiable pursuant to the terms of the LLC Agreement);

•	fees of the Administrator;

•	expenses associated with the Company’s or any Subsidiary’s administrative and reporting costs, financial statements and tax returns, including the meeting expenses of the Board or the Members;

•	expenses related to regulatory compliance;

•	expenses related to the procurement, maintenance, enhancement and use of software programs and systems;

•

expenses of certain in-house services performed by the Investment Manager in respect of the Company if the Investment Manager believes it can provide such services more effectively and at a cost that is comparable to prevailing market rates for such services;

•

compensation payable to employees of the Investment Manager who perform services related to the Company’s asset management, accounting, investor relations, and other administrative activities, but who are not employees of the Company (which such compensation shall be allocated among the Company and other applicable clients of the Investment Manager on a basis that the Investment Manager believes in good faith to be fair and reasonable);

•	expenses incurred in connection with complying with provisions in other agreements, including “most favored nations” provisions;

•

any extraordinary expenses (including, to the extent permitted by law, if applicable, indemnification or litigation expenses and any judgments or settlements paid in connection therewith or other costs or expenses arising therefrom);

•	any taxes, fees or other governmental charges levied against the Company;

•	wind-up and liquidation expenses (and expenses comparable to the foregoing); and

•	other similar expenses related to the Company.

Generally, Company Expenses (other than any expenses that we determine in our sole discretion should be reflected in the NAV of the Units held by a particular Member), are reflected in the NAV of Units of all of the Members on a pro rata basis. To the extent that Company Expenses are borne by the Investment Manager or its affiliates, we will reimburse such party for such expenses.

Organization and Offering Expenses

We reimburse the Investment Manager for our organizational and offering expenses (“Organizational Expenses”). As of December 31, 2021, the Investment Manager has incurred a total of approximately $279,000 in documented organizational costs and expenses on our behalf. Each Member is solely responsible for its own legal and tax counsel and any out-of-pocket expenses incurred in connection with its investment in the Company.

Pursuant to an Expense Limitation Agreement, the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap will be maintained until the third anniversary of the Initial Closing. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be charged to the Company during the three year period that the cap is in place, provided that no such payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, and reserves for and costs associated with determining current expected credit losses, will not be included as Company Expenses for purposes of calculating the expense cap. As of December 31, 2021, the Company had incurred expenses in excess of the expense cap totaling $537,901, which remain outstanding for reimbursement by the Investment Manager.

Administration Agreement

We entered into an administrative services agreement (the “Administration Agreement”) with State Street Bank and Trust Company or its affiliates (the “Administrator”).

Pursuant to the terms of the Administration Agreement, the Administrator will act as administrator to us and to provide accounting, NAV calculation and certain other administrative services to us. The Administrator will receive negotiated fees paid out of our assets based upon the nature and extent of the services performed by the Administrator. The Administrator will be reimbursed by us for all reasonable out-of-pocket expenses. The Administration Agreement may be terminated by either party in accordance with the terms of the Administration Agreement.

The Administrator will be without liability for any loss, liability, claim or expense suffered or incurred by the Company unless caused by the Administrator’s fraud, willful default, gross negligence or willful misconduct, or that of the Administrator’s agents or employees. The Administrator will not be liable for any loss or damage arising from causes beyond its reasonable control. Further, the Administrator will not be liable for any special, indirect, incidental, or consequential damages of any kind whatsoever (including, without limitation, attorneys’ fees) in any way due to the Company’s use of the services provided under the Administration Agreement or the performance or failure to perform of the Administrator’s obligations under the Administration Agreement. In addition, pursuant to the Administration Agreement, the Company will indemnify the Administrator from and against any loss, liability, claim or expense (including reasonable attorneys’ fees and disbursements) suffered or incurred by the Administrator in connection with the performance of its duties under the Administration Agreement, including, without limitation, any liability or expense suffered or incurred as a result of the acts or omissions of the Company or any third party agent or authorized price source or as a result of acting upon any instructions reasonably believed by the Administrator to have been duly authorized by the Company. However, this indemnity will not apply to any liability or expense occasioned by or resulting from the fraud, willful default, gross negligence or willful misconduct of the Administrator in the performance of its duties under the Administration Agreement.

The Administrator may delegate to its affiliates any or all of its duties under the Administration Agreement. In providing services as an Administrator, the Administrator does not act as guarantor or offeror of the Units. The Administrator’s furnishing of such services does not constitute an endorsement or recommendation by the Administrator of an investment in the Company. Moreover, the Administrator is not responsible for any trading decisions of the Company (all of which are made by the Investment Manager), the effect of such trading decisions on the NAV of the Units or the monitoring of the Company’s investment strategy, objective or restrictions. The Administrator is a service provider to the Company and is not responsible for the preparation of this Annual Report or the activities of the Investment Manager and therefore accepts no responsibility for any information contained in this Annual Report. In performing its responsibilities with respect to calculating the value of the assets of the Company, the Administrator does and is entitled to rely upon values provided by Company, the Investment Manager, their affiliates and/or third parties.

We reserve the right to amend the Administration Agreement and change the administrative services arrangements of the Company without notice to or consent from the Members.

Our Private Offering

The Company currently falls outside of the definition of an “investment company” under the Company Act, by satisfying the conditions of Section 3(c)(5)(C) of the Company Act, which excludes from the definition of an investment company persons that are primarily engaged in investing in interests in real estate. We expect to conduct private offerings of our Units to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Our initial private offering of Units (the “Private Offering”) was conducted in reliance on Regulation D under the Securities Act. Any investors in our Private Offering were required to be “accredited investors” as defined in Regulation D of the Securities Act. The criteria required of Regulation D under the Securities Act may not apply to investors in subsequent offerings. Investments by U.S. investors in the Private Offering were also subject to state securities laws. Further, due to certain anti-money laundering restrictions and economic sanctions concerns, Units may not be offered, sold, transferred, or delivered, directly or indirectly, to certain unacceptable investors. Our LLC Agreement also imposes additional restrictions upon the ownership of the Units to ensure, among other things, that we qualify and maintain our status as a REIT under the Code.

We entered into separate subscription agreements with a number of investors for the Private Offering. Each investor will make a capital commitment (a “Capital Commitment”) to purchase Units pursuant to a subscription agreement (a “Subscription Agreement”). We refer to the initial date on which Capital Commitments were first accepted by or on behalf of the Company from Members as the “Initial Closing,” and each such date on which Capital Commitments are accepted as a “closing.” Thereafter, subsequent closings for additional Capital Commitments from new and existing Members may generally be held as of the end of the calendar quarter, subject to our discretion to hold closings at any other time.

Each Capital Commitment made by a Member at a closing will have its own lock-up period (a “Lock-Up Period”). The Lock- Up Period for each Capital Commitment will be the period commencing on the applicable closing and ending on the third anniversary of such closing. Upon the expiration of a Member’s Lock-Up Period, such Member may choose to be released from its Remaining Commitment (as defined below), subject to certain post-commitment period obligations.

A Member’s “Remaining Commitment” will be equal to such Capital Commitment reduced by amounts contributed to the Company in respect of capital calls and post-commitment period capital calls and increased by (i) the amount of any unused capital contributions that are returned to such Member pursuant to the last sentence of the following paragraph and (ii) distributions to such Member that represent a return of capital (and not Current Income (as defined below)). Each Capital Commitment made by a Member will be accounted for separately, including for purposes of determining Remaining Commitments and capital calls. In no event will a Member be required to make a capital contribution in respect of its Capital Commitment in excess of its Remaining Commitment.

Each Capital Commitment (or a portion thereof, as applicable) of a Member will last until (i) the Company determines to repurchase all or any portion of such Member’s Units that are attributable to such Capital Commitment (or such portion thereof, as applicable), as discussed below (which for the avoidance of doubt, will not become available pursuant to a Member’s repurchase request until the expiration of the Lock-Up Period), (ii) such Member has chosen to be released from its Remaining Commitments after the expiration of its Lock-Up Period (except with respect to post commitment period obligations) or (iii) the Company has elected to wind up.

Investors will be required to purchase Units each time we provide notice of a capital call, which be delivered at least 5 business days prior to which a capital call is due, in an aggregate amount not to exceed their respective Capital Commitments. All capital calls will generally be made pro rata in accordance with the investors’ Capital Commitments.

We currently have one class of Units. We may issue additional classes of Units in the future (or we may enter into agreements with certain Members that alter, modify or change the terms of the Units held by such Members), which may differ from the Units described herein, including, without limitation, in respect of a Related Investor. New classes of Units may be established by us without providing prior notice to, or receiving consent from, existing Members. The terms of such classes will be determined by us in our sole discretion. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons; Policies and Procedures for Review of Related Party Transactions—The Investment Manager—Diverse Member Group.”

We may, directly or indirectly, borrow for working capital purposes, including, but not limited to, paying fees and expenses or managing cash flows from Capital Commitments. In connection therewith, we will be authorized to pledge, charge, mortgage, assign, transfer and grant security interests to a lender in (i) all Capital Commitments, our right to initiate drawdowns and collect the capital contributions of the Members and to enforce their obligations to make capital contributions to purchase Units, and (ii) a Company collateral account into which the payment by the Members of their remaining Capital Commitment are to be made. We refer to any such financing as a “Commitment Facility.” In connection with any Commitment Facility, and as further described in the LLC Agreement, each Member will remain absolutely and unconditionally obligated to fund capital calls duly issued by us or by the lender under a Commitment Facility (including, without limitation, those required as a result of the failure of any other Member to fund capital calls), without setoff, counterclaim or defense, including without limitation any defense of fraud or mistake, or any defense under any bankruptcy or insolvency law, including Section 365 of the Bankruptcy Code, subject in all cases to the Members’ rights to assert such claims against us in one or more separate actions; provided that, any such claims will be subordinate to all payments due to the lenders under a Commitment Facility.

A Member that defaults in respect of its remaining Capital Commitment may be subject to certain remedies, including forfeiture of its Units.

The NAV per Unit will be calculated by the Administrator (as defined below) as of each Valuation Date pursuant to the procedures determined by the Investment Manager. Generally, the last business day of each calendar quarter or such other date designated by us to accept the purchase of Units, as determined in our sole discretion, will be the “Valuation Date.” The NAV per Unit will be determined by dividing the value of the total assets of the Company less the liabilities of the Company by the total number of Units outstanding as at any Valuation Date. Liabilities will be determined based upon generally accepted accounting principles, subject to our right, in consultation with the Investment Manager, to provide reserves or holdbacks for estimated accrued expenses, liabilities or contingencies, including general reserves or holdbacks for unspecified contingencies (even if not required by generally accepted accounting principles). In calculating the NAV per unit, income and expenditure are treated as accruing from day-to-day.

In connection with any capital call, the per Unit price for the corresponding purchase of Units will be determined by the Company in accordance with the policies described herein. In particular, in the event that Units are issued as of the first business day of a calendar quarter, the per Unit price of such Units will be equal to the NAV per Unit established by the Company as of the immediately preceding Valuation Date (i.e., the last business day of the immediately preceding calendar quarter). In the event that Units are issued on any day that is not the first business day of the calendar quarter, we will use the methods described above, to the extent reasonably possible, to determine the NAV per Unit as of such issuance date.

Reinvestment Plan

With respect to each Capital Commitment made by a Member at a Closing, the Member will be required to either (i) opt into our reinvestment plan (the “Reinvestment Plan”), whereby the Member will have its Current Income distributions automatically withheld and reinvested into the Company (with additional Units of the Company corresponding to such reinvestment being issued to such Member), which we refer to as a “Reinvestment Election”, or (ii) opt out of the Reinvestment Plan, which we refer to as a “Distribution Election”, in each case, as elected in the Subscription Agreement of such Member. Any Member that does not make any such election in its Subscription Agreement will, by default, be deemed to have made a Distribution Election.

A Member may elect to change its election from a Distribution Election to a Reinvestment Election (and vice-versa) by providing written notice to us no later than September 30th in any given fiscal year, to go into effect for the following fiscal year. Notwithstanding the foregoing, we may, in our sole and absolute discretion, accept such written notices on a later date. Such election may only be revoked prior to September 30th of such year unless otherwise determined by us. A Member who provides timely notice in a fiscal year to change its election from a Reinvestment Election to a Distribution Election for the upcoming fiscal year will not receive Current Income distributions for income generated during the fourth quarter as the amount of such distributions will be reflected in its NAV as of the date of the change in election. Accordingly, the first applicable distribution or reinvestment of Current Income (as applicable) with respect to such Member will not reflect such Member’s election change.

We will confirm to each Member each distribution or reinvestment of Current Income (as applicable) made pursuant to the Reinvestment Plan as soon as practicable following the date of such distribution or reinvestment of Current Income. With respect to Units that are subject to a reduced Management Fee, such reduced Management Fee will attach and apply to any corresponding Units issued pursuant to the Reinvestment Plan. We will pay for any expenses for administering the Reinvestment Plan. We may terminate the Reinvestment Plan upon notice in writing mailed to each Member at least thirty (30) days prior to the effectiveness of such termination. We may amend or supplement Reinvestment Plan at any time. We will at all times act in good faith and use our best efforts within reasonable limits to ensure the full and timely performance of all services to be performed pursuant to the Reinvestment Plan and to comply with applicable law, but we assume no responsibility and shall not be liable for loss or damage due to errors.

Term

The Company is intended to have a perpetual life. However, the Company may be liquidated at any time at the determination of the Board.

Operating and Regulatory Structure

REIT Qualification

We expect to elect to be taxed as a REIT beginning with our taxable year that begins on the Initial Closing Date. We believe that we are organized and will operate in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our securities. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, subject to maintaining our qualification as a REIT, a portion of our business may be conducted through, and a portion of our income may be earned with respect to, our taxable REIT subsidiaries, (“TRSs”), should we decide to form TRSs in the future, which are subject to corporate income tax. Any distributions paid by us generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to qualified dividends received by us from a TRS, should we decide to form a TRS in the future.

Company Act Exclusion

We are not registered as an investment company under the Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Company Act that impose, among other things:

•	limitations on our capital structure or the use of leverage;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, and other rules and regulations that would significantly change our operations.

We intend to conduct our operations so that we are not required to register as an investment company under the Company Act. Section 3(a)(1)(A) of the Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Company Act defines an investment company as any issuer that is “engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.” Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Company Act.

We rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Company Act, or any other exclusions available to us. Section 3(c)(5)(C) of the Company Act is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of our portfolio must be comprised of “qualifying real estate” assets and at least 80% of our portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets) as determined in accordance with the Company Act and the rules and regulations promulgated thereunder. For purposes of the exclusion provided by Section 3(c)(5)(C) of the Company Act, we classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets held by us. Future revisions to the Company Act or further guidance from the SEC or its staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

In order to maintain an exclusion from registration under the Company Act, we may be unable to sell assets that we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to our strategy.

Although we monitor our portfolio periodically and prior to each acquisition and disposition, we may not be able to maintain an exclusion from registration as an investment company. If we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, and legal proceedings could be instituted against us. In addition, our contracts may be unenforceable, and a court could appoint a receiver to take control of us and liquidate our business, all of which would have an adverse effect on our business.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and as such we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. For so long as we remain an emerging growth company, we intend to take advantage of the extended transition period for complying with new or revised accounting standards.

We are an emerging growth company until the earliest to occur of:

•	the last day of our fiscal year in which the fifth anniversary of an initial public offering of our units occurs;

•	the end of the fiscal year in which our total annual gross revenues first exceed $1.07 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•

the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Units held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Once we are no longer an emerging growth company, so long as our units are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Certain U.S. Federal Income Tax Considerations

The following summary describes the material U.S. federal income tax considerations relating to the ownership of Units as of the date hereof by United States Holders and non-United States Holders, each as defined below. Except where noted, this summary deals only with Units held as a capital asset and does not deal with special situations, such as those of dealers in securities or currencies, financial institutions, regulated investment companies, tax-exempt entities (except as described in “Taxation of Tax-Exempt Holders of Units” below), insurance companies, persons holding Units as a part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that elect to use a mark-to-market method of accounting for their securities holdings, persons liable for alternative minimum tax, persons required to accelerate the recognition of any item of gross income with respect to Units as a result of such income being recognized on an applicable financial statement, persons who are “foreign governments” within the meaning of Section 892 of the Code, persons who are “qualified shareholders” within the meaning of Section 897(k) of the Code, persons who are “qualified foreign pension funds” within the meaning of Section 897(l) of the Code, investors in pass-through entities or United States Holders of Units whose “functional currency” is not the United States dollar. Furthermore, the discussion below is based upon the provisions of the Code, the Treasury regulations, rulings and judicial decisions thereunder as of the date hereof, and such authorities may be repealed, revoked or modified, possibly with retroactive effect, so as to result in U.S. federal income tax consequences different from those discussed below. No assurance can be given that the U.S. Internal Revenue Service (the “IRS”) would not assert, or that a court would not sustain, a position contrary to any of the tax consequences described below.

This summary does not represent a detailed description of the U.S. federal income tax consequences of the purchase, ownership and disposition of Units in light of any holder’s particular circumstances and does not address the effects of the 3.8% tax on net investment income, alternative minimum tax, gift tax or state, local or non-U.S. tax laws. It is not intended to be, and should not be construed to be, legal or tax advice to any particular prospective Member.

Prospective Members should consult their own tax advisors concerning the U.S. federal income tax consequences in light of their particular situation as well as consequences arising under the laws of any other taxing jurisdiction.

Taxation as a REIT

We expect to elect to be taxed as a REIT beginning with our taxable year that begins on the Initial Closing Date. We believe that we are organized and will operate in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws.

We have not received, and we do not intend to seek, any rulings from the IRS or opinions from our tax advisors regarding our status as a REIT or our satisfaction of the REIT requirements. The IRS may challenge our status a REIT, and a court could sustain any such challenge. In addition, the federal income tax law governing qualification as a REIT in effect as of the date thereof is subject to change either prospectively or retroactively. Moreover, our qualification and taxation as a REIT depends upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the federal tax laws. Those qualification tests involve the percentage of income that we earn from specified sources, the percentage of our assets that fall within specified categories, the diversity of the ownership of our Units, and the percentage of its earnings that we distribute. No assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements. For a discussion of the tax consequences of our failure to qualify as a REIT, see “ — Income Tests — Failure to Qualify.”

The sections of the Code and the corresponding regulations that govern the U.S. federal income tax treatment of a REIT and its stockholders are highly technical and complex. The following discussion is qualified in its entirety by the applicable Code provisions, rules and regulations promulgated thereunder, and administrative interpretations thereof.

In any year in which we qualify for taxation as a REIT, we generally will not be subject to U.S. federal income tax on that portion of our REIT taxable income that we distribute currently to our Members, although taxable income generated by domestic TRSs, if any, will be subject to regular corporate income tax. Members will generally be taxed on dividends that they receive at ordinary income rates unless such dividends are designated by us as capital gain dividends or qualified dividend income. Distributions we make are not eligible for the dividends received deduction for corporations. We expect that ordinary dividends paid by us generally will not be eligible for the reduced rate imposed on qualified dividend income received by individuals, trusts and estates. However, the dividends paid to certain Members will likely be eligible for the 20% deduction with respect to “qualified REIT dividends,” which if allowed in full equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. For a discussion of this 20% with respect to qualified REIT dividends, see “ — Taxation of United States Holders of Units — Distributions Generally.”

We are generally not subject to United States corporate income tax on income that we distribute currently to Members, but we will be subject to U.S. federal tax as follows:

•

We will pay U.S. federal income tax on our taxable income, including net capital gain that we do not distribute to Members during, or within a specified time after, the calendar year in which the income is earned.

•

If we have net income from “prohibited transactions,” which are, in general, sales or other dispositions of property held primarily for sale to customers in the ordinary course of business, other than foreclosure property, such income will be subject to a 100% tax.

•

If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or from certain leasehold terminations as “foreclosure property,” we may thereby avoid (a) the 100% tax on gain from a resale of that property (if the sale would otherwise constitute a prohibited transaction) and (b) the inclusion of any income from such property not qualifying for purposes of the REIT gross income tests discussed below, but the income from the sale or operation of the property may be subject to United States corporate income tax at the highest applicable rate.

•

If due to reasonable cause and not willful neglect, we fail to satisfy either the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT because other requirements are met, we will be subject to a 100% tax on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, multiplied in either case by a fraction intended to reflect our profitability.

•

If we fail to satisfy the asset tests (other than a de minimis failure of the 5% asset test or the 10% vote or value test, as described below under “ — Asset Tests”) as long as the failure was due to reasonable cause and not to willful neglect, we dispose of the assets or otherwise comply with such asset tests within 6 months after the last day of the quarter in which we identify such failure and we file a schedule with the IRS describing the assets that caused such failure, we will pay a tax equal to the greater of $50,000 or the product of the net income generated by the assets causing the failure multiplied by the highest tax rate applicable to corporations.

•

If we fail to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, and the failure was due to reasonable cause and not to willful neglect, we will be required to pay a penalty of $50,000 for each such failure.

•

We may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet recordkeeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s Members, as described below in “ — Requirements for Qualification as a REIT.”

•	If we fail to distribute during each calendar year at least the sum of:

•	85% of our ordinary income for such calendar year;

•	95% of our capital gain net income for such calendar year; and

•	any undistributed taxable income from prior taxable years,

we will pay a 4% nondeductible excise tax on the excess of the required distribution over the amount we actually distributed, plus any retained amounts on which income tax has been paid at the corporate level.

•

We may elect to retain and pay income tax on our net long-term capital gain. In that case, a United States Holder of Units would include its proportionate share of its undistributed long-term capital gain (to the extent we make a timely designation of such gain to the holder of Units) in our income, and would receive a credit or a refund for our proportionate share of the tax we paid.

•

We will be subject to a 100% excise tax on amounts we receive from a TRS (or on certain expenses deducted by a TRS) if certain arrangements between us and one of our TRSs, as further described below, are not comparable to similar arrangements among unrelated parties.

•

With respect to an interest in a taxable mortgage pool or a residual interest in a real estate mortgage investment conduit, or “REMIC,” the ownership of which is attributed to us or to a REIT in which we own an interest, the law on the matter is unclear as to the ownership of an interest in a taxable mortgage pool, our interest may be taxable at the highest corporate rate on the amount of any excess inclusion income for the taxable year allocable to the percentage of our stock that is held by “disqualified organizations.” For a discussion of “excess inclusion income,” see “ — Taxable Mortgage Pools and REMICs.” A “disqualified organization” includes:

•	the United States;

•	any state or political subdivision of the United States;

•	any foreign government;

•	any international organization;

•	any agency or instrumentality of any of the foregoing;

•

any other tax-exempt organization, other than a farmer’s cooperative described in section 521 of the Code, that is exempt both from income taxation and from taxation under the unrelated business taxable income provisions of the Code; and

•	any rural electrical or telephone cooperative.

•

If we acquire any assets from a non-REIT C corporation in a carry-over basis transaction, we could be liable for specified tax liabilities inherited from that non-REIT C corporation with respect to that corporation’s “built-in gain” in its assets. Built-in gain is the amount by which an asset’s fair market value exceeds its adjusted tax basis at the time we acquire the asset. Applicable Treasury regulations, however, allow us to avoid the recognition of gain and the imposition of corporate level tax with respect to a built-in gain asset acquired in a carry-over basis transaction from a non-REIT C corporation unless and until we dispose of that built-in gain asset during the five-year period following its acquisition, at which time we would recognize, and would be subject to tax at the highest regular corporate rate on, the built-in gain.

In addition, notwithstanding our status as a REIT, we may also have to pay certain state and local income taxes, because not all states and localities treat REITs in the same manner that they are treated for U.S. federal income tax purposes. Moreover, as further described below, any domestic TRS in which we own an interest will be subject to U.S. federal corporate income tax on its net income.

Requirements for Qualification as a REIT.

The Code defines a REIT as a corporation, trust or association:

(1)	that is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;

(3)	that would be taxable as a domestic corporation, but for Sections 856 through 859 of the Code;

(4)	that is neither a financial institution nor an insurance company subject to certain provisions of the Code;

(5)	the beneficial ownership of which is held by 100 or more persons;

(6)

of which not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) after applying certain attribution rules;

(7)	that makes an election to be a REIT for the current taxable year or has made such an election for a previous taxable year, which has not been terminated or revoked; and

(8)	that meets other tests, described below, regarding the nature of its income and assets.

Conditions (1) through (4), inclusive, must be met during the entire taxable year. Condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months other than the first taxable year for which an election to become a REIT is made. Condition (6) must be met during the last half of each taxable year but neither conditions (5) nor (6) apply to the first taxable year for which an election to become a REIT is made. We believe that we will maintain sufficient diversity of ownership to allow it to satisfy conditions (5) and (6) above. In addition, our LLC Agreement contains restrictions regarding the ownership and transfer of our Units that are intended to assist us in continuing to satisfy the share ownership requirements described in (5) and (6) above. The provisions of our LLC Agreement restricting the ownership and transfer of our Units may not ensure that we will be able to satisfy these share ownership requirements. If we fail to satisfy these share ownership requirements, we will fail to qualify as a REIT.

If we comply with regulatory rules pursuant to which we are required to send annual letters to Members requesting information regarding the actual ownership of our Units (as discussed below), and we do not know, or if by exercising reasonable diligence we would not have known, whether we failed to meet requirement (6) above, we will be treated as having met the requirement.

To monitor compliance with the share ownership requirements, we generally are required to maintain records regarding the actual ownership of our Units. To do so, we must demand written statements each year from the record holders of significant percentages of our Units pursuant to which the record holders must disclose the actual owners of the Units (i.e., the persons required to include our dividends in their gross income). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these record-keeping requirements. If a Member fails or refuses to comply with the demands, such Member will be required by Treasury regulations to submit a statement with such Member’s tax return disclosing such Member’s actual ownership of our Units and other information. In addition, we must satisfy all relevant filing and other administrative requirements established by the IRS to elect and maintain REIT status, use a calendar year for U.S. federal income tax purposes, and comply with the record keeping requirements of the Code and regulations promulgated thereunder.

Ownership of Partnership Interests.

In the case of a REIT that is a partner in an entity that is treated as a partnership for U.S. federal income tax purposes, Treasury regulations provide that the REIT is deemed to own its proportionate share of the partnership’s assets and to earn its proportionate share of the partnership’s gross income based on its pro rata share of capital interests in the partnership for purposes of the asset and gross income tests applicable to REITs, as described below. However, solely for purposes of the 10% value test, described below (see—“Asset Tests”), the determination of a REIT’s interest in partnership assets will be based on the REIT’s proportionate interest in any securities issued by the partnership, excluding for these purposes certain excluded securities as described in the Code. In addition, the assets and gross income of the partnership generally are deemed to retain the same character in the hands of the REIT. Thus, our proportionate share of the assets and items of income of partnerships in which we own an equity interest is treated as assets and items of income of us for purposes of applying the REIT requirements described below. Consequently, to the extent that we directly or indirectly hold a preferred or other equity interest in a partnership, the partnership’s assets and operations may affect our ability to qualify as a REIT, even though we may have no control or only limited influence over the partnership.

Qualified REIT Subsidiaries.

If a REIT owns a corporate subsidiary that is a “qualified REIT subsidiary,” the separate existence of that subsidiary is disregarded for U.S. federal income tax purposes. Generally, a qualified REIT subsidiary is a corporation, other than a TRS, all of the stock of which is owned directly or indirectly by the REIT. All assets, liabilities and items of income, deduction and credit of the qualified REIT subsidiary will be treated as assets, liabilities and items of income, deduction and credit of the REIT itself. A qualified REIT subsidiary of the Company is not subject to U.S. federal corporate income taxation, although it may be subject to state and local taxation in some states.

In the event that a qualified REIT subsidiary ceases to be wholly-owned by us (for example, if any equity interest in the subsidiary is acquired by a person other than us or one of our disregarded subsidiaries), the subsidiary’s separate existence would no longer be disregarded for U.S. federal income tax purposes. Instead, we would have multiple owners and would be treated as either a partnership or a taxable corporation. Such an event could, depending on the circumstances, adversely affect our ability to satisfy the various asset and gross income tests applicable to REITs, including the requirement that REITs generally may not own, directly or indirectly, more than 10% of the value or voting power of the outstanding securities of another corporation. See “ —Asset Tests and Income Tests.”

Taxable REIT Subsidiaries.

A “taxable REIT subsidiary,” or “TRS,” is an entity that is taxable as a corporation in which we directly or indirectly own stock and that elects with us to be treated as a TRS. In addition, if a TRS owns, directly or indirectly, securities representing 35% or more of the vote or value of a subsidiary corporation, that subsidiary will also be treated as a TRS. However, an entity will not qualify as a TRS if it directly or indirectly operates or manages a lodging or health care facility or, generally, provides to another person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated. We generally may not own more than 10%, as measured by voting power or value, of the securities of a corporation that is not a qualified REIT subsidiary unless we and such corporation elect to treat such corporation as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

Income earned by a TRS is not attributable to the REIT. As a result, income that might not be qualifying income for purposes of the income tests applicable to REITs could be earned by a TRS without affecting our status as a REIT.

Several provisions of the Code regarding the arrangements between a REIT and its TRSs ensure that a TRS will be subject to an appropriate level of U.S. federal income taxation. For example, a TRS is limited in its ability to deduct interest payments made to affiliated REITs. In addition, we would be obligated to pay a 100% penalty tax on some payments that we receive from, or on certain expenses deducted by, a TRS if the IRS were to assert successfully that the economic arrangements between us and a TRS are not comparable to similar arrangements among unrelated parties.

Deductions are disallowed for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business (generally the TRS’s taxable income computed without regard to business interest income or expense, net operating losses, and, for taxable years before 2022, depreciation and amortization). Such limitations may also impact the amount of U.S. federal income tax paid by any of our TRSs.

Taxable Mortgage Pools and REMICs.

An entity, or a portion of an entity, that does not elect to be treated as a REMIC may be classified as a taxable mortgage pool under the Code if:

•	substantially all of its assets consist of debt obligations or interests in debt obligations;

•	more than 50% of those debt obligations are real estate mortgages or interests in real estate mortgages as of specified testing dates;

•	the entity has issued debt obligations (liabilities) that have two or more maturities; and

•	the payments required to be made by the entity on its debt obligations “bear a relationship” to the payments to be received by the entity on the debt obligations that it holds as assets.

Under the Treasury regulations, if less than 80% of the assets of an entity (or a portion of an entity) consists of debt obligations, these debt obligations are considered not to comprise “substantially all” of its assets, and therefore the entity would not be treated as a taxable mortgage pool. It is possible that certain of our financing activities, including securitizations, will result in the treatment of us or a portion of our assets as a taxable mortgage pool.

An entity or portion of an entity will be treated as a REMIC for purposes of the Code if:

•	it satisfies requirements relating to the types of interests in the entity;

•

substantially all of its assets are comprised of qualified mortgages and certain other permitted instruments at all times, except during (i) the three month period beginning after the startup date and (ii) the period beginning on the date of liquidation and ending on the close of the 90th day after such date;

•

it adopts arrangements to ensure that disqualified organizations will not hold residual interests and that information needed to calculate the tax on transfers of residual interests to such organizations will be made available by the entity;

•	it has a taxable year that is the calendar year; and

•	the election to be treated as a REMIC applies for the taxable year and all prior taxable years.

Where an entity, or a portion of an entity, is classified as a taxable mortgage pool, it is generally treated as a taxable corporation for U.S. federal income tax purposes. In the case of a REIT, a portion of a REIT, or a REIT subsidiary that is disregarded as a separate entity from the REIT that is a taxable mortgage pool, however, special rules apply. The portion of a REIT’s assets, held directly or through a REIT subsidiary that is disregarded as a separate entity from the REIT, that qualifies as a taxable mortgage pool is treated as a qualified REIT subsidiary that is not subject to corporate income tax, and the taxable mortgage pool classification does not directly affect the tax status of the REIT. The Treasury Department has yet to issue regulations governing the tax treatment of the Members of a REIT that owns an interest in a taxable mortgage pool.

A portion of our income from a REMIC residual interest or taxable mortgage pool arrangement could be treated as “excess inclusion income.” Excess inclusion income is an amount, with respect to any calendar quarter, equal to the excess, if any, of (i) income allocable to the holder of a residual interest in a REMIC or taxable mortgage pool interest during such calendar quarter over (ii) the sum of an amount for each day in the calendar quarter equal to the product of (a) the adjusted issue price of the interest at the beginning of the quarter multiplied by (b) 120 percent of the long-term federal rate (determined on the basis of compounding at the close of each calendar quarter and properly adjusted for the length of such quarter).

Our excess inclusion income would be allocated among our Members in proportion to dividends paid. A Member’s share of excess inclusion income (i) would not be allowed to be offset by any net operating losses otherwise available to the Member, (ii) would be subject to tax as unrelated business taxable income in the hands of most types of Members that are otherwise generally exempt from U.S. federal income tax and (iii) would result in the application of U.S. federal income tax withholding at the maximum rate (30%), without reduction for any otherwise applicable income tax treaty, to the extent allocable to most types of non-United States Holders of Units. See “ — Taxation of Non-United States Holders of Units—Distributions.” Although the law on this matter is not clear with regard to taxable mortgage pool interests, to the extent excess inclusion income is allocated to a tax-exempt Member of the Company that is not subject to unrelated business income tax (such as a government entity), we would be taxable on this income at the highest applicable corporate tax rate. The manner in which excess inclusion income would be allocated among shares of different classes of our Units (if issued) or how such income is to be reported to holders of such units is not clear under current law. Tax-exempt investors, non-United States investors and taxpayers with net operating losses should carefully consider the tax consequences described above and are urged to consult their tax advisors in connection with their decision to invest in Units.

If a subsidiary partnership of us, not wholly-owned by us directly or through one or more disregarded entities, were a taxable mortgage pool, the foregoing rules would not apply. Rather, the partnership that is a taxable mortgage pool would be treated as a corporation for U.S. federal income tax purposes, and would potentially be subject to corporate income tax. In addition, this characterization would alter our REIT income and asset test calculations and could adversely affect our compliance with those requirements.

Income Tests

To qualify as a REIT, we must satisfy two gross income requirements, each of which is applied on an annual basis. First, at least 75% of our gross income, excluding gross income from prohibited transactions and certain hedging and foreign currency transactions, for each taxable year generally must be derived directly or indirectly from:

•	rents from real property;

•	interest on debt secured by mortgages on real property or on interests in real property;

•	dividends or other distributions on, and gain from the sale of, stock in other REITs;

•	gain from the sale of real property or mortgage loans;

•	abatements and refunds of taxes on real property;

•	income and gain derived from foreclosure property (as described below);

•

amounts (other than amounts the determination of which depends in whole or in part on the income or profits of any person) received or accrued as consideration for entering into agreements (i) to make loans secured by mortgages on real property or on interests in real property or (ii) to purchase or lease real property (including interests in real property and interests in mortgages on real property);

•

income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets, in which case all of the income derived from the REMIC; and

•

interest or dividend income from investments in stock or debt instruments attributable to the temporary investment of new capital during the one-year period following our receipt of new capital that we raise through equity offerings or public offerings of debt obligations with at least a five-year term.

Second, at least 95% of our gross income, excluding gross income from prohibited transactions and certain hedging transactions, for each taxable year must be derived from sources that qualify for purposes of the 75% test, and from (i) dividends, (ii) interest and (iii) gain from the sale or disposition of stock or securities.

If we fail to satisfy one or both of the 75% and 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if we are entitled to relief under the Code. These relief provisions generally will be available if our failure to meet the tests is due to reasonable cause and not due to willful neglect, and if we attach a schedule of the sources of our income to our U.S. federal income tax return. It is not possible, however, to state whether in all circumstances we would be entitled to the benefit of these relief provisions. For example, if we fail to satisfy the gross income tests because nonqualifying income that we intentionally recognizes exceeds the limits on nonqualifying income, the IRS could conclude that the failure to satisfy the tests was not due to reasonable cause. If these relief provisions are inapplicable to a particular set of circumstances, we will fail to qualify as a REIT. Even if these relief provisions apply, a penalty tax would be imposed based on the amount of nonqualifying income. See “— Taxation as a REIT.”

Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business is excluded from both the numerator and the denominator in both gross income tests. In addition, income and gain from hedging transactions that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of both gross income tests. In addition, certain foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests. We will monitor the amount of our non-qualifying income and we will manage our portfolio to comply at all times with the gross income tests. The following paragraphs discuss some of the specific applications of the gross income tests to us.

Dividends.

Our dividend income from stock in any corporation (other than any REIT) and from any TRS will be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test. If we own stock in other REITs, the dividends that we receive from those REITs and we gain on the sale of the stock in those REITs will be qualifying income for purposes of both gross income tests. However, if a REIT in which we own stock fails to qualify as a REIT in any year, our income from such REIT would be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.

Interest.

The term “interest,” as defined for purposes of both gross income tests, generally excludes any amount that is based in whole or in part on the income or profits of any person, however, it generally includes the following: (i) an amount that is received or accrued based on a fixed percentage or percentages of receipts or sales, and (ii) an amount that is based on the income or profits of a debtor, as long as the debtor derives substantially all of its income from the real property securing the debt by leasing substantially all of its interest in the property, and only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT. We do not expect that any of our loans will be based in whole or in part on the income or profits of any person.

Interest on debt secured by mortgages on real property or on interests in real property, including, for this purpose, prepayment penalties, loan assumption fees and late payment charges that are not compensation for services, generally is qualifying income for purposes of the 75% gross income test. However, if the highest principal amount of a loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date we agreed to originate or acquire the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property—that is, the amount by which the loan exceeds the value of the real estate that is security for the loan.

We expect that the CMBS and residential mortgage-backed securities, or “RMBS,” in which we invest generally will be treated either as interests in a grantor trust or as interests in a REMIC for U.S. federal income tax purposes and that all interest income from such CMBS and RMBS will be qualifying income for the 95% gross income test. In the case of CMBS and RMBS treated as interests in grantor trusts, we would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans would be qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. In the case of CMBS and RMBS treated as interests in a REMIC, income derived from REMIC interests will generally be treated as qualifying income for purposes of the 75% and 95% gross income tests. If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 75% gross income test. In addition, some REMIC securitizations include imbedded interest swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities.

The interest, original issue discount, and market discount income that we will receive from our mortgage-related assets generally will be qualifying income for purposes of both gross income tests.

Hedging Transactions.

We may enter into hedging transactions with respect to one or more of our assets or liabilities. Hedging transactions could take a variety of forms, including interest rate swap agreements, interest rate cap agreements, options, futures contracts, forward rate agreements or similar financial instruments. Except to the extent provided by Treasury regulations, any income from a hedging transaction that we enter into (1) in the normal course of our business primarily to manage risk of interest rate or price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, which is clearly identified as a hedge along with the risk that it hedges within prescribed time periods as specified in Treasury regulations, (2) primarily to manage risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% income tests which is clearly identified as a hedge along with the risk that it hedges within prescribed time periods or (3) in connection with the effective termination of certain hedging transactions described above will be excluded from gross income for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the 75% and 95% gross income tests. We intend to structure any hedging transactions in a manner that does not jeopardize our qualification as a REIT.

We may conduct some or all of our hedging activities through a TRS or other corporate entity, the income of which may be subject to U.S. federal income tax, rather than by participating in the arrangements directly or through pass-through subsidiaries.

Fee Income.

Fee income generally will be qualifying income for purposes of both the 75% and 95% gross income tests if it is received in consideration for entering into an agreement to make a loan secured by real property and the fees are not determined by income and profits. Other fees generally are not qualifying income for purposes of either gross income test. Any fees earned by a TRS will not be included for purposes of the gross income tests.

Rents from Real Property.

To the extent that we own or acquire real property or an interest therein, rents we receive will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if several conditions are met. These conditions relate to the identity of the tenant, the computation of the rent payable, and the nature of the property leased. First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, rents that we receive from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a TRS, at least 90% of the property is leased to unrelated tenants, the rent paid by the TRS is substantially comparable to the rent paid by the unrelated tenants for comparable space and the rent is not attributable to an increase in rent due to a modification of a lease with a “controlled taxable REIT subsidiary” (i.e., a TRS in which we own directly or indirectly more than 50% of the voting power or value of the stock). A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant. Third, if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property. Finally, for rents to qualify as “rents from real property” for purposes of the gross income tests, we are only allowed to provide services that are both usually or “customarily rendered” in connection with the rental of real property and not otherwise considered “rendered to the occupant.” We may, however, render services to our tenants through an “independent contractor” who is adequately compensated and from whom we do not derive revenue. We may also own a TRS which provides non-customary services to tenants without tainting our rental income from the related properties.

Even if a REIT furnishes or renders services that are non-customary with respect to a property, if the greater of (i) the amounts received or accrued, directly or indirectly, or deemed received by the REIT with respect to such services, or (ii) 150% of our direct cost in furnishing or rendering the services during a taxable year is not more than 1% of all amounts received or accrued, directly or indirectly by the REIT with respect to the property during the same taxable year, then only the amounts with respect to such non-customary services are not treated as rent for purposes of the REIT gross income tests.

Prohibited Transactions Tax.

A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. Whether a REIT holds an asset primarily for sale to customers in the ordinary course of a trade or business depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. Nevertheless, we will attempt to conduct our operations so that no asset that we own will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. There can be no assurance that we will comply with certain safe harbor provisions or that we will avoid owning property that may be characterized as property that we hold primarily for sale to customers in the ordinary course of a trade or business. The 100% tax will not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate income tax rates.

Foreclosure Property.

Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

•

that is acquired by a REIT as the result of the REIT having bid in such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which the related loan was acquired by the REIT at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.

However, a REIT will not be considered to have foreclosed on a property where the REIT takes control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor.

Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is granted by the Secretary of the Treasury. This grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•

on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•

on which any construction takes place on the property, other than completion of a building or any other improvement, if more than 10% of the construction was completed before default became imminent; or

•

which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business that is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income.

We will be subject to tax at the maximum corporate rate on any income from foreclosure property, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, income from foreclosure property, including gain from the sale of foreclosure property held for sale in the ordinary course of a trade or business, will qualify for purposes of the 75% and 95% gross income tests.

We may have the option to foreclose on mortgage loans when a borrower is in default. The foregoing rules could affect a decision by us to foreclose on a particular mortgage loan and could affect whether we choose to foreclose with regard to a particular mortgage loan.

Phantom Income.

Due to the nature of the assets in which we will invest, we may be required to recognize taxable income from certain assets in advance of our receipt of cash flow from or proceeds from disposition of such assets, and may be required to report taxable income that exceeds the economic income ultimately realized on such assets.

We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount generally will be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than its purchase price plus the market discount it had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

We may agree to modify the terms of distressed and other loans we hold. These modifications may be considered “significant modifications” for U.S. federal income tax purposes that give rise to a deemed debt-for-debt exchange upon which we may recognize taxable income or gain without a corresponding receipt of cash.

Some of the debt securities that we acquire may have been issued with original issue discount. In general, we will be required to accrue original issue discount based on the constant yield to maturity of the debt securities, and to treat it as taxable income in accordance with applicable U.S. federal income tax rules even though such yield may exceed cash payments, if any, received on such debt instrument.

In the event that any debt instruments or debt securities acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinated mortgage-backed securities at the stated rate regardless of whether corresponding cash payments are received.

In addition, we may be required under the terms of indebtedness that we incur to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to the Members.

As a result of each of these potential timing differences, there is a significant risk that we may have substantial taxable income in excess of cash available for distribution. In that event, we may need to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. See “ — Taxation as a REIT—Annual Distribution Requirements Applicable to REITs.”

Asset Tests

At the close of each quarter of our taxable year, we must satisfy the following tests relating to the nature of our assets.

•	At least 75% of the value of our total assets must be represented by the following:

•	interests in real property, including leaseholds and options to acquire real property and leaseholds;

•	interests in mortgages on real property;

•	stock in other REITs and debt instruments issued by publicly offered REITs;

•	cash and cash items;

•	government securities;

•

investments in stock or debt instruments attributable to the temporary investment of new capital during the one-year period following our receipt of new capital that we raise through equity offerings or public offerings of debt obligations with at least a five-year term; and

•

regular or residual interests in a REMIC. However, if less than 95% of the assets of a REMIC consists of assets that are qualifying real estate-related assets under the federal income tax laws, determined as if we held such assets directly, we will be treated as holding directly our proportionate share of the assets of such REMIC.

•	Not more than 25% of our total assets may be represented by securities, other than those in the 75% asset class.

•

Except for securities in TRSs and the securities in the 75% asset class described in the first bullet point above, the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets.

•	Except for securities in TRSs and the securities in the 75% asset class described in the first bullet point above, we may not own more than 10% of any one issuer’s outstanding voting securities.

•

Except for securities of TRSs and the securities in the 75% asset class described in the first bullet point above, we may not own more than 10% of the total value of the outstanding securities of any one issuer, other than securities that qualify for the “straight debt” exception and other exceptions discussed below.

•	Not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs.

•	Not more than 25% of the value of our total assets may be represented by nonqualified publicly offered REIT debt instruments.

Securities, for the purposes of the asset tests, may include debt that we hold from other issuers. However, debt that we hold in an issuer that does not qualify for purposes of the 75% asset test will not be taken into account for purposes of the 10% value test if the debt securities meet the straight debt safe harbor. Debt will meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a sum certain in money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. In the case of an issuer that is a corporation or a partnership, securities that otherwise would be considered straight debt will not be so considered if we, and any of our “controlled taxable REIT subsidiaries” as defined in the Code, hold any securities of the corporate or partnership issuer that (a) are not straight debt or other excluded securities (prior to the application of this rule), and (b) have an aggregate value greater than 1% of the issuer’s outstanding securities (including, for the purposes of a partnership issuer, our interest as a partner in the partnership).

In addition, (i) a REIT’s interest as a partner in a partnership is not considered a security for purposes of applying the 10% value test; (ii) any debt instrument issued by a partnership (other than straight debt or any other excluded security) will not be considered a security issued by the partnership if at least 75% of the partnership’s gross income is derived from sources that would qualify for the 75% REIT gross income test; and (iii) any debt instrument issued by a partnership (other than straight debt or any other excluded security) will not be considered a security issued by the partnership to the extent of the REIT’s interest as a partner in the partnership.

We believe that substantially all of the mortgage-related assets and loans that we expect to hold will be qualifying assets for purposes of the 75% asset test. For purposes of these rules, however, if the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset under the federal income tax laws. Although the law on the matter is not entirely clear, it appears that the non-qualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property that is security for that loan. Debt securities issued by other REITs (except publicly offered REITs) or C corporations that are not secured by mortgages on real property will not be qualifying assets for purposes of the 75% asset test.

We believe that any stock that we will acquire in other REITs will be a qualifying asset for purposes of the 75% asset test. However, if a REIT in which we own stock fails to qualify as a REIT in any year, the stock in such REIT will not be a qualifying asset for purposes of the 75% asset test. Instead, we would be subject to the second, third, fourth, and fifth asset tests described above with respect to our investment in such a disqualified REIT. We will also be subject to those asset tests with respect to our investments in any non-REIT C corporations for which we do not make a TRS election.

We intend to enter into repurchase agreements under which we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements notwithstanding that we may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

We will monitor the status of our assets for purposes of the various asset tests and will seek to manage our portfolio to comply at all times with such tests. There can be no assurances, however, that we will be successful in this effort. In this regard, to determine our compliance with these requirements, we will need to estimate the value of the real estate securing our mortgage loans at various times. In addition, we will be required to value our investment in our other assets to ensure compliance with the asset tests. Although we will seek to be prudent in making these estimates, there can be no assurances that the IRS may not disagree with these determinations and assert that a different value is applicable, in which case we may not satisfy the 75% and the other asset tests.

We will not lose our REIT status for a de minimis failure to meet the 5% or 10% asset requirements if the failure is due to ownership of assets the total value of which does not exceed the lesser of 1% of the total value of our assets or $10 million and the assets causing the failure are disposed of within 6 months of the last day of the quarter in which the identification of the failure occurred. If we fail to satisfy any of the asset requirements for a particular tax quarter, we may still qualify as a REIT if (1) we identify the failure on a separate schedule, (2) the failure is due to reasonable cause and not willful neglect, (3) the assets causing the failure are disposed of within 6 months of the last day of the quarter in which the identification of the failure occurred and (4) we pay a tax computed as the greater of either $50,000 or the product of the net income generated by the assets causing the failure multiplied by the highest tax rate applicable to corporations.

After initially meeting the asset tests after the close of any quarter, we will not lose our status as a REIT if we fail to satisfy the asset tests at the end of a later quarter solely by reason of changes in the relative values of our assets. However, an acquisition of property by a REIT requires the REIT to revalue all of our assets. If the failure to satisfy the asset tests results from an increase in the value of our assets after the acquisition of securities or other property during a quarter, the failure can be cured by eliminating the discrepancy within 30 days after the close of that quarter. We intend to maintain adequate records of the value of our assets to ensure compliance with the asset tests and to take any available action within 30 days after the close of any quarter as may be required to cure any noncompliance with the asset tests. We cannot ensure that these steps always will be successful. If we fail to cure the noncompliance with the asset tests within this 30-day period, we could fail to qualify as a REIT.

We currently believe that the loans, securities and other assets that we expect to hold will satisfy the foregoing asset test requirements. However, no independent appraisals are required to be obtained to support our conclusions as to the value of our assets and securities, or in many cases, the real estate collateral for the mortgage loans that we hold. Moreover, values of some assets may not be susceptible to a precise determination. As a result, there can be no assurance that the IRS will not contend that our interest in securities and other assets will not cause a violation of the asset tests applicable to REITs.

Annual Distribution Requirements Applicable to REITs

To qualify as a REIT, we generally must distribute dividends (other than capital gain dividends) to our Members in an amount at least equal to:

•

the sum of (i) 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain and (ii) 90% of our net income after tax, if any, from foreclosure property; minus

•

the excess of the sum of specified items of non-cash income (including original issue discount on our mortgage loans) over 5% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain.

In order for dividends to be counted for purposes of the annual distribution requirement, and to give rise to a tax deduction for us, either the dividends must not be “preferential dividends,” or we must be “publicly offered.” A dividend is not a preferential dividend if it is pro rata among all outstanding shares of stock within a particular class, and is in accordance with the preferences among different classes of units as set forth in the LLC Agreement and our other organizational documents. However, because we will be required to file annual and periodic reports with the Securities and Exchange Commission under the Exchange Act, we should be treated as “publicly offered” for this purpose. If at the end of a calendar year we have fewer than 300 Members, we will be required to deregister under the Exchange Act and will no longer be treated as “publicly offered.” If we are not treated as “publicly offered”, then, in the absence of amendments to the LLC Agreement and our other organizational documents, it is expected that all or a significant portion of our dividends would be preferential dividends. If we are no longer treated as “publicly offered” we will amend the LLC Agreement and other organizational documents to prevent any dividend from being treated as a “preferential dividend.”

Distributions generally must be made during the taxable year to which they relate. Distributions may be made in the following year in two circumstances. First, if we declare a dividend in October, November or December of any year with a record date in one of these months and pays the dividend on or before January 31 of the following year, we will be treated as having paid the dividend on December 31 of the year in which the dividend was declared. Second, distributions may be made in the following year if the dividends are declared before we timely file our tax return for the year and if made before the first regular dividend payment made after such declaration. These distributions are taxable to our Members in the year in which paid, even though the distributions relate to our prior taxable year for purposes of the 90% distribution requirement. To the extent that we do not distribute all of our net capital gain or we distribute at least 90%, but less than 100% of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at regular corporate tax rates.

If we fail to distribute during a calendar year (or, in the case of distributions with declaration and record dates falling in the last 3 months of the calendar year, by the end of January following such calendar year) at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain net income for such year and (iii) any undistributed taxable income from prior years, we will be subject to a 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed (taking into account excess distributions from prior years) and (y) the amounts of income retained on which we paid corporate income tax.

We may elect to retain rather than distribute all or a portion of our net capital gains and pay the tax on the gains. In that case, we may elect to have our Members include their proportionate share of the undistributed net capital gains in income as long-term capital gains and receive a credit for their share of the tax paid by us. For purposes of the 4% excise tax described above, any retained amounts for which we elect this treatment would be treated as having been distributed.

We intend to make timely distributions sufficient to satisfy the distribution requirements. It is possible that, from time to time, we may not have sufficient cash to meet the distribution requirements due to timing differences between the actual receipt of cash and the inclusion of items of income by us for U.S. federal income tax purposes. Other potential sources of non-cash taxable income include (i) loans and securities that are financed through loan or securitization structures that require some or all of the available interest income from these assets to be used to repay principal on these borrowings, (ii) distressed loans on which we may be required to accrue interest or discount income even though the borrower is unable to make current or past due debt service payments, and, (iii) loans or mortgage-backed securities held by us as assets that are issued at a discount and require the accrual of taxable income in advance of the receipt of the related cash flow. In the event that such timing differences occur, and in other circumstances, it may be necessary in order to satisfy the distribution requirements to arrange for short-term, or possibly long-term, borrowings, or to pay the dividends in the form of taxable in-kind distributions of property (including, for example, our own debt securities).

Although several types of non-cash income are excluded in determining the annual distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to those non-cash income items if we do not distribute those items on a current basis. As a result of the foregoing, we may not have sufficient cash to distribute all of our taxable income and thereby avoid corporate income tax and the excise tax imposed on certain undistributed income. In such a situation, we may need to borrow funds or issue additional Units or preferred interests.

Under some circumstances, we may be able to rectify a failure to meet the distribution requirement for a year by paying deficiency dividends to Members in a later year, which may be included in our deduction for dividends paid for the earlier year. Thus, we may be able to avoid being taxed on amounts distributed as deficiency dividends. However, we will be required to pay interest based upon the amount of any deduction taken for deficiency dividends.

Penalty Tax

Any redetermined rents, redetermined deductions, excess interest or redetermined TRS service income that we generate will be subject to a 100% penalty tax. In general, redetermined rents are rents from real property that are overstated as a result of any services furnished to any of our tenants by a TRS, and redetermined deductions and excess interest represent any amounts that are deducted by a TRS for amounts paid to us that are in excess of the amounts that would have been deducted based on arm’s length negotiations. Rents that we receive will not constitute redetermined rents if they qualify for certain safe harbor provisions contained in the Code. Redetermined TRS service income is income earned by a TRS that is attributable to services provided to us, or on our behalf to any of our tenants, that is less than the amounts that would have been charged based upon arms’ length negotiations.

Record Keeping Requirements

We are required to comply with applicable record keeping requirements. Failure to comply could result in monetary fines. For example, we must request on an annual basis information from our Members designed to disclose the actual ownership of our outstanding Units.

Failure to Qualify

If we fail to satisfy one or more requirements of REIT qualification, other than the income tests or asset requirements, then we may still retain REIT qualification if the failure is due to reasonable cause and not willful neglect, and we will pay a penalty of $50,000 for each failure.

If we fail to qualify for taxation as a REIT in any taxable year and the relief provisions do not apply, we will be subject to tax on our taxable income as a corporation. This would significantly reduce both our cash available for distribution to our Members and our earnings. If we fail to qualify as a REIT, we will not be required to make any distributions to Members and any distributions that are made will not be deductible by us. Moreover, all distributions to Members would be taxable as dividends to the extent of our current and accumulated earnings and profits, whether or not attributable to capital gains of us. Subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction with respect to those distributions, and individual, trust and estate distributees may be eligible for reduced income tax rates on such dividends. Unless we are entitled to relief under specific statutory provisions, we also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

Taxation of United States Holders of Units

United States Holder.

As used in the remainder of this discussion, the term “United States Holder” means a beneficial owner of Units that is for U.S. federal income tax purposes:

•	a citizen or resident of the United States;

•

a corporation (or an entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any State thereof or the District of Columbia;

•	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

•

a trust if it (a) is subject to the primary supervision of a court within the United States and one or more United States persons have the authority to control all substantial decisions of the trust or (b) has a valid election in effect under applicable Treasury regulations to be treated as a United States person.

If a partnership (or an entity treated as a partnership for U.S. federal income tax purposes) holds Units, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If a prospective Member is a partner of a partnership holding Units, such prospective Member should consult its advisors. A “non-United States Holder” is a beneficial owner of Units that is neither a United States Holder nor a partnership (or an entity treated as a partnership for U.S. federal income tax purposes).

Distributions Generally.

As long as we qualify as a REIT, distributions made to taxable United States Holders of Units out of our current or accumulated earnings and profits that are not designated as capital gain dividends or “qualified dividend income” will be taken into account by them on the day such distributions are actually or constructively received as ordinary income taxable at ordinary income tax rates and will not qualify for the reduced capital gains rates that currently generally apply to distributions by non-REIT C corporations to certain non-corporate United States Holders. In determining the extent to which a distribution constitutes a dividend for tax purposes, our earnings and profits will be allocated first to distributions with respect to our preferred stock, if any, and then to our Units. Corporate Members will not be eligible for the dividends received deduction with respect to these distributions. Under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), United States Holders that are individuals, trusts and estates generally may deduct 20% of “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income eligible for capital gain tax rates). The overall deduction is limited to 20% of the sum of the taxpayer’s income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. The deduction, if allowed in full, equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. Without further legislation, the deduction would cease to apply after 2025.

Distributions in excess of both current and accumulated earnings and profits will not be taxable to a United States Holder to the extent that the distributions do not exceed the adjusted basis of the holder’s Units. Rather, such distributions will reduce the adjusted basis of the Units. To the extent that distributions exceed the adjusted basis of a United States Holder’s Units, the distributions will be taxable as capital gains, assuming the Units are held as a capital asset in the hands of the United States Holder.

Distributions will generally be taxable, if at all, in the year of the distribution. However, if we declare a dividend in October, November or December of any year with a record date in one of these months and pays the dividend on or before January 31 of the following year, we will be treated as having paid the dividend, and the Member will be treated as having received the dividend, on December 31 of the year in which the dividend was declared.

We will be treated as having sufficient earnings and profits to treat as a dividend any distribution we pay up to the amount required to be distributed in order to avoid imposition of the 4% excise tax discussed above. Moreover, any “deficiency dividend” will be treated as an ordinary or capital gain dividend, as the case may be, regardless of our earnings and profits. As a result, United States Holders may be required to treat certain distributions that would otherwise result in a tax-free return of capital as taxable dividends.

Capital Gain Dividends.

We may elect to designate distributions of our net capital gain as “capital gain dividends” to the extent that such distributions do not exceed our actual net capital gain for the taxable year. Capital gain dividends are taxed to United States Holders of our Units as gain from the sale or exchange of a capital asset held for more than one year. This tax treatment applies regardless of the period during which the Members have held their Units. If we designate any portion of a dividend as a capital gain dividend, the amount that will be taxable to the Member as capital gain will be indicated to United States Holders on IRS Form 1099-DIV. Corporate Members, however, may be required to treat up to 20% of capital gain dividends as ordinary income. Capital gain dividends are not eligible for the dividends-received deduction for corporations.

Instead of paying capital gain dividends, we may elect to require Members to include our undistributed net capital gains in their income. If we make such an election, United States Holders (i) will include in their income as long-term capital gains their proportionate share of such undistributed capital gains and (ii) will be deemed to have paid their proportionate share of the tax paid by us on such undistributed capital gains and thereby receive a credit or refund for such amount. A United States Holder of our Units will increase the basis in our Units by the difference between the amount of capital gain included in our income and the amount of tax it is deemed to have paid. Our earnings and profits will be adjusted appropriately.

We must classify portions of our designated capital gain dividend into the following categories:

•	a 20% gain distribution, which would be taxable to non-corporate United States Holders of our Units at a federal rate of up to 20%; or

•	an unrecaptured Section 1250 gain distribution, which would be taxable to non-corporate United States Holders of our Units at a maximum rate of 25%.

We must determine the maximum amounts that we may designate as 20% and 25% capital gain dividends by performing the computation required by the Code as if the REIT were an individual whose ordinary income were subject to a marginal tax rate of at least 28%. The IRS currently requires that distributions made to different classes of stock be composed proportionately of dividends of a particular type.

Passive Activity Loss and Investment Interest Limitation.

Distributions and gain from the disposition of Units will not be treated as passive activity income, and therefore United States Holders will not be able to apply any “passive activity losses” against such income. Dividends paid by us, to the extent they do not constitute a return of capital, will generally be treated as investment income for purposes of the investment income limitation on the deduction of the investment interest.

Qualified Dividend Income.

Distributions that are treated as dividends may be taxed at capital gains rates, rather than ordinary income rates, if they are distributed to an individual, trust or estate, are properly designated by us as qualified dividend income and certain other requirements are satisfied. Dividends are eligible to be designated by us as qualified dividend income up to an amount equal to the sum of the qualified dividend income received by us during the year of the distribution from other C corporations such as TRSs, our “undistributed” REIT taxable income from the immediately preceding year, and any income attributable to the sale of a built-in gain asset from the immediately preceding year (reduced by any federal income taxes that we paid with respect to such REIT taxable income and built-in gain).

Dividends that we receive will be treated as qualified dividend income to us if certain criteria are met. The dividends must be received from a domestic corporation (other than a REIT or a regulated investment company) or a qualifying foreign corporation. A foreign corporation generally will be a qualifying foreign corporation if it is incorporated in a possession of the United States, the corporation is eligible for benefits of an income tax treaty with the United States which the Secretary of Treasury determines is satisfactory, or the stock on which the dividend is paid is readily tradable on an established securities market in the United States. However, if a foreign corporation is a foreign personal holding company, a foreign investment company or a passive foreign investment company, then we will not be treated as a qualifying foreign corporation and the dividends we receive from such an entity would not constitute qualified dividend income.

Furthermore, certain exceptions and special rules apply to determine whether dividends may be treated as qualified dividend income to us. These rules include certain holding requirements that we would have to satisfy with respect to the Units on which the dividend is paid, and special rules with regard to dividends received from regulated investment companies and other REITs.

In addition, even if we designate certain dividends as qualified dividend income to our Members, the Member will have to meet certain other requirements for the dividend to qualify for taxation at capital gains rates. For example, the Member will only be eligible to treat the dividend as qualifying dividend income if the Member is taxed at individual rates and meets certain holding requirements. In general, in order to treat a particular dividend as qualified dividend income, a Member will be required to hold our Units for more than 60 days during the 121-day period beginning on the date which is 60 days before the date on which the Units become ex-dividend. A longer holding period may apply to preferred dividends that are attributable to a period or periods aggregating in excess of 366 days.

Other Tax Considerations.

United States Holders of our Units may not include in their individual income tax returns any of our net operating losses or capital losses. Our operating or capital losses would be carried over by us for potential offset against future income, subject to applicable limitations.

Sales of Units.

Upon any taxable sale or other disposition of Units, a United States Holder of Units will recognize gain or loss for U.S. federal income tax purposes on the disposition of Units in an amount equal to the difference between:

•	the amount realized on such disposition; and

•	the United States Holder’s adjusted basis in such Units for tax purposes.

Gain or loss will be capital gain or loss if such Units have been held by the United States Holder as a capital asset. The applicable tax rate will depend on the holder’s holding period in the asset (generally, if an asset has been held for more than one year it will produce long-term capital gain) and the holder’s tax bracket.

In general, any loss upon a sale or exchange of Units by a United States Holder who has held such Units for 6 months or less (after applying certain holding period rules) will be treated as a long-term capital loss, but only to the extent of distributions from us received by such United States Holder that are required to be treated by such United States Holder as long-term capital gains.

Repurchases of Units.

A repurchase of Units will be treated as a distribution in exchange for the repurchased Units and taxed in the same manner as any other taxable sale or other disposition of Units discussed above, provided that the repurchase satisfies one of the tests enabling the repurchase to be treated as a sale or exchange. A repurchase will generally be treated as a sale or exchange if it (i) results in a complete termination of the United States Holder’s interest in the Units, (ii) results in a substantially disproportionate redemption with respect to the United States Holder, or (iii) is not essentially equivalent to a dividend with respect to the United States Holder. In determining whether any of these tests has been met, Units actually owned, as well as Units considered to be owned by the United States Holder by reason of certain constructive ownership rules set forth in Section 318 of the Code, generally must be taken into account. The sale of Units pursuant to a repurchase generally will result in a “substantially disproportionate” redemption with respect to a United States Holder if the percentage of our then outstanding voting Units owned by the United States Holder immediately after the sale is less than 80% of the percentage of our voting Units owned by the United States Holder determined immediately before the sale. The Sale of Units pursuant to a repurchase generally will be treated as not “essentially equivalent to a dividend” with respect to a United States Holder if the reduction in the United States Holder’s proportionate interest in our Units as a result of our repurchase constitutes a “meaningful reduction” of such United States Holder’s interest.

A repurchase that does not qualify as an exchange under such tests will constitute a dividend equivalent repurchase that is treated as a taxable distribution and taxed in the same manner as regular distributions, as described above under “ — Distributions Generally.” In addition, although guidance is sparse, the IRS could take the position that a United States Holder who does not participate in any repurchase treated as a dividend should be treated as receiving a constructive distribution of Units taxable as a dividend in the amount of their increased percentage ownership of Units as a result of the repurchase, even though the United States Holder did not actually receive cash or other property as a result of the repurchase.

Taxation of Non-United States Holders of Units

The rules governing U.S. federal income taxation of non-United States Holders are complex. This section is only a summary of such rules. We urge non-United States Holders to consult their own tax advisors to determine the impact of federal, state and local income tax laws on ownership of Units, including any reporting requirements.

Distributions.

Distributions by us to a non-United States Holder of our Units that are neither attributable to gain from sales or exchanges by us of “United States real property interests” nor designated by us as capital gains dividends will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. These distributions generally will be subject to U.S. federal income tax on a gross basis at a rate of 30%, or a lower rate as may be specified under an applicable income tax treaty, unless the dividends are treated as effectively connected with the conduct of the non-United States Holder of a trade or business within the United States. Under some treaties, however, lower rates generally applicable to dividends do not apply to dividends from REITs. Further, reduced treaty rates are not available to the extent the income allocated to the non-United States Holder is excess inclusion income. Excess inclusion income will generally be allocated to Members to the extent we have “excess inclusion income” that exceeds our undistributed REIT taxable income in a particular year. See “ — Taxation as a REIT—Taxable Mortgage Pools and REMICs.” Dividends that are effectively connected with the non-United States Holder’s conduct of a trade or business within the United States (and, if required by an applicable income tax treaty, are attributable to a United States permanent establishment) will be subject to tax on a net basis, that is, after allowance for deductions, at graduated rates, in the same manner as United States Holders are taxed with respect to these dividends, and are generally not subject to withholding. Applicable certification and disclosure requirements must be satisfied to be exempt from withholding under the effectively connected income exception. Any dividends received by a corporate non-United States Holder that is engaged in a trade or business within the United States also may be subject to an additional branch profits tax at a 30% rate, or lower applicable treaty rate.

A non-United States Holder of Units who wishes to claim the benefit of an applicable treaty rate and avoid backup withholding, as discussed below, for our ordinary dividends will be required (a) to complete the applicable IRS Form W-8 and certify under penalty of perjury that such holder is not a United States person as defined under the Code and is eligible for treaty benefits or (b) if Units are held through certain foreign intermediaries, to satisfy the relevant certification requirements of applicable Treasury regulations. Special certification and other requirements apply to certain non-United States Holders that are pass-through entities rather than corporations or individuals.

A non-United States Holder of Units that is eligible for a reduced rate of United States withholding tax pursuant to an income tax treaty may obtain a refund of any excess amounts withheld by timely filing an appropriate claim for refund with the IRS.

Distributions in excess of our current or accumulated earnings and profits that do not exceed the adjusted basis of the non-United States Holder in our Units will reduce the non-United States Holder’s adjusted basis in our Units and will not be subject to U.S. federal income tax. Distributions in excess of current and accumulated earnings and profits that do exceed the adjusted basis of the non-United States Holder in our Units will be treated as gain from the sale of our Units, the tax treatment of which is described below. See “ — Taxation of Non-United States Holders of Units—Sales of Units.” Because we generally cannot determine at the time we make a distribution whether or not the distribution will exceed our current and accumulated earnings and profits, we normally will withhold tax on the entire amount of any distribution at the same rate as we would withhold on a dividend.

We would be required to withhold at least 15% of any distribution to a non-United States Holder in excess of our current and accumulated earnings and profits if our Units constitute a United States real property interest with respect to such non-United States Holder, as described below under “ —Taxation of Non-United States Holders of Units—Sales of Units.” This withholding would apply even if a lower treaty rate applies or the non-United States Holder is not liable for tax on the receipt of that distribution. However, a non-United States Holder may seek a refund of these amounts from the IRS if the non-United States Holder’s United States tax liability with respect to the distribution is less than the amount withheld.

Distributions to a non-United States Holder that are designated by us at the time of the distribution as capital gain dividends, other than those arising from the disposition of a United States real property interest, generally should not be subject to U.S. federal income taxation unless:

•

the investment in Units is effectively connected with the non-United States Holder’s conduct of a trade or business in the United States (and, if required by an applicable income tax treaty, is attributable to a United States permanent establishment of the non-United States Holder), in which case the non-United States Holder will generally be subject to the same treatment as United States Holders with respect to any gain, except that a holder that is a foreign corporation also may be subject to the 30% branch profits tax, as discussed above; or

•

the non-United States Holder is an individual who is present in the United States for 183 days or more during the taxable year of the distribution and certain other conditions are met, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s capital gains.

Under the Foreign Investment in Real Property Tax Act of 1980, which is referred to as “FIRPTA,” distributions to a non-United States Holder that are attributable to gain from sales or exchanges by us of United States real property interests, whether or not designated as a capital gain dividend, will cause the non-United States Holder to be treated as recognizing gain that is income effectively connected with a United States trade or business. Non-United States Holders will be taxed on this gain at the same rates applicable to United States Holders, subject to a special alternative minimum tax in the case of nonresident alien individuals. Also, this gain may be subject to a 30% (or lower applicable treaty rate) branch profits tax in the hands of a non-United States Holder that is a corporation. The term “United States real property interests” generally does not include mortgage loans or mortgage-backed securities. As a result, we do not anticipate that it will generate material amounts of gain that would be subject to FIRPTA.

We will be required to withhold and remit to the IRS the highest rate of U.S. federal income tax applicable to each non-United States Holder, based on the status of such holder, of any distributions to non-United States Holders that are designated as capital gain dividends, or, if greater, the highest rate of U.S. federal income tax applicable to each non-United States Holder, based on the status of such holder, of a distribution that could have been designated as a capital gain dividend, whether or not attributable to sales of United States real property interests. Distributions can be designated as capital gains to the extent of our net capital gain for the taxable year of the distribution. The amount withheld, which for individual non-United States Holders may exceed the actual tax liability, is creditable against the non-United States Holder’s U.S. federal income tax liability.

Although the law is not clear on the matter, it appears that amounts we designate as undistributed capital gains in respect of Units held by United States Holders generally should be treated with respect to non-United States Holders in the same manner as actual distributions by us of capital gain dividends. Under that approach, the non-United States Holders would be able to offset as a credit against their U.S. federal income tax liability resulting therefrom their proportionate share of the tax paid by us on the undistributed capital gains, and to receive from the IRS a refund to the extent that their proportionate share of this tax paid by us were to exceed their actual U.S. federal income tax liability.

Sales of Units.

Gain recognized by a non-United States Holder upon the sale or exchange of our Units generally would not be subject to United States taxation unless:

•

the investment in Units is effectively connected with the non-United States Holder’s conduct of a trade or business in the United States (and, if required by an applicable income tax treaty, is attributable to a United States permanent establishment of the non-United States Holder), in which case the non- United States Holder will be subject to the same treatment as domestic holders with respect to any gain, except that a holder that is a foreign corporation also may be subject to the 30% branch profits tax, as discussed above; or

•

the non-United States Holder is an individual who is present in the United States for 183 days or more during the taxable year of the distribution and certain other conditions are met, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s net capital gains for the taxable year.

Units will not constitute United States real property interests if either we are not a United States real property holding corporation or we are a domestically-controlled REIT. Whether we are a United States real property holding corporation will depend upon whether the fair market value of United States real property interests owned by us equals or exceeds 50% of the fair market value of these interests, any interests in real estate outside of the United States, and our other trade and business assets. Because United States real property interests do not generally include mortgage loans or mortgage-backed securities, we do not expect to be a United States real property holding corporation although we cannot guarantee that we will not become one at a later date.

We will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of our Units is held directly or indirectly by non-United States Holders. No assurance can be given that we are or will be a domestically-controlled REIT. If gain on the sale or exchange of Units were subject to taxation under FIRPTA, the non-United States Holder would be subject to regular United States income tax with respect to any gain in the same manner as a taxable United States Holder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals. In such case, under FIRPTA the purchaser of Units may be required to withhold 15% of the purchase price and remit this amount to the IRS.

Repurchases of Units.

A repurchase of Units that is not treated as a sale or exchange will be taxed in the same manner as regular distributions under the rules described above. See “ — Taxation of United States Holders of Units – Repurchases of Units” for a discussion of when a redemption will be treated as a sale or exchange and related matters.

A repurchase of Units generally will be subject to tax under FIRPTA to the extent the distribution in the repurchase is attributable to gains from our dispositions of U.S. real property interests. To the extent the distribution is not attributable to gains from our dispositions of U.S. real property interests, the excess of the amount of money received in the repurchase over the non-United States Holder’s basis in the repurchased Units will be treated in the manner described above under “Sales of Units.” The IRS has released an official notice stating that repurchase payments may be attributable to gains from dispositions of U.S. real property interests (except when the 10% publicly traded exception would apply), but has not provided any guidance to determine when and what portion of a repurchase payment is a distribution that is attributable to gains from our dispositions of U.S. real property interests. Due to the uncertainty, we may withhold at the highest rate of U.S. federal income tax applicable to each non-United States Holder, based on the status of such non-United States Holder, from all or a portion of repurchase payments to non-United States Holders. To the extent the amount of tax we withhold exceeds the amount of a non-United States Holder’s U.S. federal income tax liability, the non-United States Holder may file a U.S. federal income tax return and claim a refund.

Taxation of Tax-Exempt Holders of Units

Provided that a tax-exempt holder has not held our Units as “debt-financed property” within the meaning of the Code and our Units are not being used in an unrelated trade or business, the dividend and interest income from us generally will not be unrelated business taxable income, referred to as UBTI, to a tax-exempt holder. Similarly, income from the Sale of Units will not constitute UBTI unless the tax-exempt holder has held our Units as debt-financed property within the meaning of the Code or has used our Units in a trade or business. To the extent, however, that we, or a part of the Company, or one of our disregarded entities, is a taxable mortgage pool, a portion of the dividends paid to a tax-exempt holder that is allocable to excess inclusion income may be subject to tax as UBTI. Excess inclusion income will generally be allocated to Members to the extent we have excess inclusion income that exceeds our undistributed REIT taxable income in a particular year. See “ — Taxation as a REIT—Taxable Mortgage Pools and REMICs.”

Further, for a tax-exempt holder that is a social club, voluntary employee benefit association, supplemental unemployment benefit trust or qualified group legal services plan exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the Code, respectively, or a single parent title-holding corporation exempt under Section 501(c)(2) the income of which is payable to any of the aforementioned tax-exempt organizations, income from an investment in Units will constitute UBTI unless the organization properly sets aside or reserves such amounts for purposes specified in the Code. These tax-exempt holders should consult their own tax advisors concerning these “set aside” and reserve requirements.

Notwithstanding the above, however, a portion of the dividends paid by a “pension-held REIT” are treated as UBTI as to any trust which is described in Section 401(a) of the Code, is tax-exempt under Section 501(a) of the Code, and holds more than 10%, by value, of the interests in the REIT. Tax-exempt pension funds that are described in Section 401(a) of the Code are referred to below as “pension trusts.”

A REIT is a “pension-held REIT” if it meets the following two tests:

•

it would not have qualified as a REIT but for Section 856(h)(3) of the Code, which provides that stock owned by pension trusts will be treated, for purposes of determining whether the REIT is closely held, as owned by the beneficiaries of the trust rather than by the trust itself; and

•

either (i) at least one pension trust holds more than 25% of the value of the interests in the REIT, or (ii) a group of pension trusts each individually holding more than 10% of the value of the REIT’s stock, collectively owns more than 50% of the value of the REIT’s stock.

The LLC Agreement will contain certain transfer restrictions designed to ensure that we are not treated as a “pension-held REIT,” although no assurances can be made that we will not become a “pension-held REIT.”

The percentage of any REIT dividend from a “pension-held REIT” that is treated as UBTI is equal to the ratio of the UBTI earned by the REIT, treating the REIT as if it were a pension trust and therefore subject to tax on UBTI, to the total gross income of the REIT. An exception applies where the percentage is less than 5% for any year, in which case none of the dividends would be treated as UBTI. The provisions requiring pension trusts to treat a portion of REIT distributions as UBTI will not apply if the REIT is not a “pension-held REIT” (for example, if the REIT is able to satisfy the “not closely held requirement” without relying on the “look through” exception with respect to pension trusts).

Reinvestment Plan

United States Holders and non-United States Holders who participate in the Reinvestment Plan will recognize taxable income in the amount they would have received had they elected not to participate, even though they receive no cash. These deemed distributions will be treated as actual distributions from us to the participating holders and will retain the character and U.S. federal income tax effects applicable to all distributions. Units received under the plan will have a holding period beginning with the day after purchase, and a U.S. federal income tax basis equal to its cost, which is the gross amount of the deemed distribution.

Backup Withholding Tax and Information Reporting

United States Holders of Units.

In general, information reporting requirements will apply to payments of dividends and interest on and payments of the proceeds of the Sale of Units held by United States Holders, unless such United States Holder is an exempt recipient. A backup withholding tax may apply to such payments if such United States Holder fails to provide a taxpayer identification number or certification of other exempt status or fails to report in full dividend and interest income. In addition, we may be required to withhold a portion of capital gain distributions to any United States Holders who fail to certify their United States status to it. Any amounts withheld under the backup withholding rules will be allowed as a credit against the United States Holder’s U.S. federal income tax liability, provided that the required information is timely furnished to the IRS.

Non-United States Holders of Units.

We must report annually to the IRS and to each non-United States Holder the amount of dividends and interest paid to such holder and the tax withheld with respect to such dividends and interest, regardless of whether withholding was required. Copies of the information returns reporting such dividends and interest and withholding may also be made available to the tax authorities in the country in which the non-United States Holder resides under the provisions of an applicable income tax treaty.

A non-United States Holder will be subject to backup withholding for dividends paid to such holder unless such holder certifies under penalty of perjury that it is a non-United States Holder (and the payor does not have actual knowledge or reason to know that such holder is a United States person as defined under the Code), or such holder otherwise establishes an exemption.

Information reporting and, depending on the circumstances, backup withholding will apply to the proceeds of a Sale of Units within the United States or conducted through certain United States-related financial intermediaries, unless the beneficial owner certifies under penalty of perjury that it is a non-United States Holder (and the payor does not have actual knowledge or reason to know that the beneficial owner is a United States person as defined under the Code), or such owner otherwise establishes an exemption.

Any amounts withheld under the backup withholding rules may be allowed as a refund or a credit against a non-United States Holder’s U.S. federal income tax liability provided the required information is timely furnished to the IRS.

State and Local Taxes

In addition to the federal income tax consequences described above, prospective Members should consider potential state and local tax consequences on an investment in Units. Our state and local tax treatment and that of our Members may not conform to the federal income tax treatment discussed above. Consequently, prospective Members should consult their own tax advisors regarding the effect of state and local tax laws on an investment in Units.

Tax Shelter Reporting

If a Member recognizes a loss with respect to Units of $2 million or more for an individual Member or $10 million or more for a corporate Member, the Member must file a disclosure statement with the IRS on Form 8886. Direct Members of portfolio securities are in many cases exempt from this reporting requirement, but Members of a REIT currently are not excepted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Members should consult their tax advisors to determine the applicability of these regulations in light of their individual circumstances.

Additional Withholding Requirements

Under Sections 1471 through 1474 of the Code (such Sections commonly referred to as “FATCA”), a 30% U.S. federal withholding tax may apply to any ordinary dividends and other distributions that we pay to (i) a “foreign financial institution” (as specifically defined in the Code) which does not provide sufficient documentation, typically on IRS Form W-8BEN-E, evidencing either (x) an exemption from FATCA, or (y) its compliance (or deemed compliance) with FATCA (which may alternatively be in the form of compliance with an intergovernmental agreement with the United States) in a manner that avoids withholding, or (ii) a “non-financial foreign entity” (as specifically defined in the Code) which does not provide sufficient documentation, typically on IRS Form W-8BEN-E, evidencing either (x) an exemption from FATCA, or (y) adequate information regarding certain substantial United States beneficial owners of such entity (if any). If a dividend payment is both subject to withholding under FATCA and subject to withholding tax discussed above, the withholding under FATCA may be credited against, and therefore reduce, such other withholding tax. Non-United States Holders should consult their tax advisors to determine the applicability of this legislation in light of their individual circumstances.

Licensing

We may be required to obtain licenses in various jurisdictions in order to, among other things, originate our real estate-related loans. Applying for and obtaining required licenses can be costly and take several months. There are no assurances that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. See “Item 1A. Risk Factors—We are required to hold licenses in a number of U.S. states and foreign jurisdictions. Obtaining and maintaining licenses will cause us to incur expenses, and failure to be properly licensed under such laws or otherwise may have a material adverse effect on us and our operations.” Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences. We believe that we are in compliance with all such material licensing requirements necessary in order to conduct our business.

Competition

We compete with REITs, numerous regional and community banks, specialty finance companies, savings and loan associations, investment funds and other entities, and we expect that others may be organized in the future. The effect of the existence of additional REITs and other institutions may be increased competition for the available supply of our targeted assets suitable for purchase, which may cause the price for such assets to rise, potentially lowering returns.

In the face of this competition, we expect to have access to the Investment Manager’s professionals and their industry expertise, which may provide us with a competitive advantage in sourcing transactions and help us assess origination and acquisition risks and determine appropriate pricing for potential assets. The more conservative underwriting standards used by many large commercial banks and traditional providers of commercial real estate capital following the 2008 downturn has constrained and, and we believe will continue to constrain, the lending capacity of these institutions. However, competitive risks may frustrate our ability to achieve our business goals or expectations. For additional information concerning these competitive risks, See “Item 1A. Risk Factors—We operate in a highly competitive industry.”

Environmental

The real properties underlying our investments will be subject to various environmental laws of federal, state, and local governments which, among other things, establish standards for the treatment, storage and disposal of solid and hazardous waste. Real property owners are subject to U.S. federal and state environmental laws which impose joint and several liability on past and present owners and users of real property for hazardous substance remediation and removal costs. Therefore, we may be exposed to substantial risk of loss from environmental claims arising in respect of any real properties underlying the investments with undisclosed or unknown environmental problems or as to which inadequate reserves have been established. Management does not believe that compliance with existing laws will have a material adverse effect on our financial condition or results of operations. Further, as part of the investment underwriting process, environmental reviews will be ordered or reviewed, and any identified environmental issues are expected to be addressed through a remediation plan, various structural enhancements and/or an escrow account for environmental remediation costs and expenses. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties that may relate to our Portfolio Investments in the future.

Staffing

We have no direct employees. The employees of the Investment Manager perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons; Policies and Procedures for Review of Related Party Transactions—Management Agreement and LLC Agreement” for a summary of the fees to be paid to the Investment Manager and its affiliates.

Available Information

The Company will furnish its Members with annual reports containing audited financial statements, quarterly reports and such other periodic reports as the Company determines to be appropriate or as may be required by law. The Company is required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Members and the public may also read and copy any materials the Company files with the SEC at www.sec.gov.

Item 1A. Risk Factors.

An investment in our securities involves certain risks relating to our structure and investment objective. The risks set forth below are not the only risks we face, and we may face other risks that we have not yet identified, which we do not currently deem material or which are not yet predictable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our NAV or the price of our Units could decline, and you may lose all or part of your investment. Prospective investors should read this entire Annual Report and consult with their own advisors before deciding whether to invest. In addition, as our investment program may change over time, an investment in the Company may be subject to risk factors not described in this Annual Report.

Certain Market Risks Generally

The success of our investment activities will be affected by general economic and market conditions, as well as by changes in applicable laws, currency exchange controls, and regional, national and international political and socioeconomic circumstances.

The real estate industry generally and the success of our investment activities in particular will both be affected by general economic and market conditions, as well as by changes in applicable laws, currency exchange controls, and regional, national and international political and socioeconomic circumstances, some of which may also magnify the risks described in this Annual Report. These factors may, for example, affect the level and range of investment prices and the liquidity of our Portfolio Investments, which could impair our profitability or result in losses. In addition, general fluctuations in market prices of commercial mortgage loans, securities and interest rates may adversely affect our investment opportunities and/or the value of and risks inherent in our Portfolio Investments.

Our Investment Manager’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on our Investment Manager’s business and operations and thereby could impact us. A sustained downturn in the United States or global economy (or any particular segment thereof) could impede the ability of our portfolio entities to perform under or refinance their existing obligations, and impair our ability to effectively exit our investments on favorable terms. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a Portfolio Investment’s capital structure.

Deterioration in market conditions could have a material adverse effect on our financial performance and borrowers’ ability to meet their debt obligations comprising our Portfolio Investments.

Our strategy in some investments may be based, in part, upon the premise that real estate businesses and assets securing our commercial mortgage loans and other debt investments will be consistent with the Investment Manager’s estimates. Further, our strategy relies, in part, upon local market conditions continuing during our term. Although the commercial real estate and credit markets have improved since the onset of the COVID-19 pandemic, such markets remain volatile and it is not possible for us to predict whether these trends will continue in the future or quantify the impact of these or other trends on our financial results. Deterioration in economic trends could have a material adverse effect on our financial performance and borrowers’ ability to meet their debt obligations comprising our Portfolio Investments. No assurance can be given that commercial mortgage loans and other debt instruments can be acquired at favorable prices or that the market for such assets will recover, or continue to improve, as the case may be, since this will depend, in part, upon events and factors outside the control of the Investment Manager.

The market price of assets owned by us may go up or down, sometimes rapidly or unpredictably. The value of an asset may decline due to general market conditions which are not specifically related to a particular class of assets, such as real or perceived adverse economic conditions, changes in the general outlook for unemployment, changes in interest or currency rates or adverse investor sentiment generally. They may also decline due to factors, which affect a particular industry or industries, such as labor shortages or increased production costs and competitive conditions within an industry. During a general downturn in the securities markets, multiple asset classes may decline in value simultaneously.

Adverse conditions in the areas where our Portfolio Investments or the properties underlying such Portfolio Investments are located may have an adverse effect on the value of our Portfolio Investments.

Adverse conditions in the areas where our Portfolio Investments or the properties underlying the such Portfolio Investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial, multifamily, hospitality or retail properties) may have an adverse effect on the value of our Portfolio Investments. A material decline in the demand or the ability of tenants to pay rent for or occupancy costs for commercial real estate in these geographic areas may negatively impact our borrowers’ ability to pay debt service which may result in a material decline in our cash available for distribution.

Fluctuations in the global credit markets may adversely affect the value of our Portfolio Investments and/or increase the risks associated with one or more particular investments.

General fluctuations in the market prices of securities and interest rates may adversely affect the value of our Portfolio Investments and/or increase the risks associated with one or more particular investments. The ability of borrowers to repay debt obligations (including making payments to us as a creditor with respect thereto) and/or to refinance debt securities may depend on their ability to obtain financing, including by selling new securities in the high-yield debt or bank financing markets, which may be difficult to access at favorable rates. Interest rate changes may also affect the value of a debt instrument directly (in the case of adjustable rate instruments) or indirectly (in the case of fixed rate instruments). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. The continued increase of benchmark interest rates by the U.S. Federal Reserve could negatively impact the price of debt securities and thereby adversely affect the value of our Portfolio Investments.

The occurrence of a lethargic state of global credit markets could make it difficult for financial sponsors to obtain favorable financing terms for its investments. Any deterioration of the global debt markets (particularly the U.S. debt markets), any possible future failures of certain U.S. financial services companies and a significant rise in market perception of counterparty default risk, interest rates and/or taxes may adversely affect our ability to generate attractive risk-adjusted investment returns. In addition, lenders have tightened their loan underwriting standards, which has reduced the availability of credit to prospective borrowers. This has contributed, and may continue to contribute, to a weakening in the commercial real estate market as these adjustments have, among other things, inhibited refinancing and reduced the number of potential buyers of commercial real estate. The continued use or further adjustment of these more restrictive loan underwriting standards may adversely affect the availability of credit to finance sales of the commercial mortgage loans and for borrowers to sell properties or refinance the commercial mortgage loans and may contribute to further increases in delinquencies and losses on commercial mortgage loans and loans secured by other assets generally.

The difficulties facing the U.S. and global economies may also adversely affect the financial resources and credit quality of the underlying issuers of any debt instruments in which we may invest, resulting in the inability of such issuers to make principal and interest payments on, or refinance, outstanding debt obligations when due. Any such defaults may have an adverse effect on our Portfolio Investments. The foregoing factors and market conditions may also have an adverse impact on the availability of credit to businesses generally and has led to an overall weakening of the U.S. and global economies, which in turn may adversely affect or restrict our ability to sell or liquidate investments at favorable times or at favorable prices or which otherwise may have an adverse impact on our business and operations.

We operate in a highly competitive industry.

The financial services industry and commercial real estate markets are highly competitive. Competitors include finance companies, publicly traded real estate investment trusts as defined in the Code, insurance companies, commercial banks and thrift institutions, investment banks, hedge funds and the private equity funds. Such competitors seek to compete aggressively on the basis of a number of factors including transaction pricing, terms and structure. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. Some competitors may have greater financial and operational resources, larger customer bases, and more established relationships with their customers and suppliers.

Competition may limit the number of suitable investment opportunities offered to us and we may have difficulty competing to the extent we are unwilling to match competitors’ deal terms. It may also result in higher prices and lower yields, making it more difficult to acquire new investments on attractive terms. In addition, competition for desirable investments could delay the investment in desirable assets, which may in turn reduce distributions. To the extent that we match competitors’ pricing, terms or structure, our financial performance could be adversely affected.

Certain Regulatory, Legal, Tax and Operational Risks

Changes in laws or regulations governing private investment funds and their managers may adversely affect our business.

Governmental and regulatory authorities, including in the United States, have taken unprecedented action to attempt to stabilize financial markets and improve and increase regulatory oversight in response to events in recent years, including the recent global financial market crisis. Attention has been focused on the need for financial institutions, trading firms, and private investment funds to maintain adequate risk controls, capital reserves and compliance procedures. Events have also raised concerns and prompted regulatory responses as to the manner in which certain exchanges and regulators monitor trading activities and protect customer funds. Disruptions and adverse events in the equity, securitization, derivative, and money markets and the freezing of the credit markets have increased the call for additional and consolidated regulatory oversight of the global financial markets. As a result, the regulatory environment for private investment funds, such as us, is evolving and the effect of any regulatory or tax changes currently being implemented or which may be implemented in the future on the Investment Manager and us, the markets and instruments in which we invest, and the counterparties with which we conduct business is difficult to predict.

In the United States, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010. The Dodd-Frank Act contains major changes to the existing regulatory structure in the United States and is intended to establish rigorous oversight standards to protect the U.S. economy and American consumers, investors and businesses. The Dodd-Frank Act and related SEC rulemakings require additional regulation of private fund managers, including requirements for such managers to register as investment advisers under the Advisers Act, and disclose certain information to regulators about their funds, investors, positions, counterparties, and exposures. The Dodd-Frank Act has not yet been fully implemented. While certain significant rules have gone into effect, the regulators are currently in the process of proposing and promulgating additional regulations, and it is unknown in what form, when, and in what order all of the regulations may be implemented or the impact any such implemented regulations will have on the Investment Manager and us. A bill was enacted in 2018 that eased certain regulations promulgated under the Dodd-Frank Act and eliminated the Volcker Rule for banks with less than $10 billion in assets, among other changes. It has yet to be determined what additional regulatory changes may be enacted under the new administration. As a result, there is substantial uncertainty surrounding the regulator environment for the financial industry in the United States.

The SEC and non-U.S. governmental and regulatory authorities have broad authority pursuant to other statutes, regulations, and directives to intervene, directly and by regulation, in certain markets, and may restrict or prohibit market practices or impose reporting, registration, or other requirements. The length and scope of any such measures may vary from country to country and may significantly affect the value of our holdings.

48

The Investment Manager will continue to monitor these enacted and proposed laws, rules, regulations and directives and will seek to comply with all applicable laws, rules and regulations. In the future, other laws, rules, and regulations, including ones which may relate to the USA PATRIOT Act, may require us to conduct additional verification of both the identity of any person submitting a completed subscription agreement, the source of each person’s investment, and the bank accounts remitting subscription monies or receiving distributions. Entity investors may also be required to produce certain information to us confirming other information already required by us in our subscription agreement. Governmental authorities are continuing to consider appropriate measures to implement know your customer and anti-money laundering laws, and it is unclear what additional steps we and the Investment Manager may be required to take; however, these steps may include prohibiting investors from making further purchases of

Units, or making repurchase requests and distributions to which investors would otherwise be entitled to an escrow account, and/or causing the withdrawal of investors. It also is possible that, in connection with the establishment of anti-money laundering procedures or for other reasons, certain legislation or other regulation may require us, the Investment Manager, or other of our service providers to share information with governmental and regulatory authorities with respect to investors. We reserve the right to require and produce such information as is necessary to comply with any request for information by courts, tribunals, central banks, exchanges, or governmental or regulatory authorities.

We are a recently formed entity and have limited operating history.

We are a recently formed entity and have limited operating history upon which prospective Members can evaluate our anticipated performance. There can be no assurance that we will achieve our investment objectives. The past investment performance of the Company and/or our Other Accounts (as defined below) managed by the Investment Manager may not be construed as an indication of the future results of an investment in us. Our investment program should be evaluated on the basis that there can be no assurance that we will achieve our investment objectives or that the Investment Manager’s assessments of the short, intermediate or long-term prospects of investments will prove accurate.

We depend on the Investment Manager’s ability to develop and implement investment strategies that achieve our investment objectives.

Our success will depend upon the ability of the Investment Manager to develop and implement investment strategies that achieve our investment objectives and to advise us regarding maintenance of our REIT status. Subjective decisions made by the Investment Manager may cause us to incur losses or to miss profit opportunities on which we would otherwise have capitalized. Because our specific investments have not yet been identified, the Members must rely on the ability of the Investment Manager to make appropriate investments and investment decisions for us.

Members are not permitted to engage in the active management and affairs of us.

Our governing documents do not permit the Members to engage in the active management and affairs of us. Members have no authority to make decisions or to exercise business discretion on behalf of us. The authority for all such decisions is generally held by the Board and the Investment Manager (as applicable).

Misconduct or misrepresentations by employees of the Investment Manager or third-party service providers could have an adverse effect on us.

Misconduct or misrepresentations by employees of the Investment Manager or third-party service providers could cause significant losses to us. Employee misconduct may include binding us to transactions that exceed authorized limits or present unacceptable risks and unauthorized trading activities, concealing unsuccessful trading activities (which, in any case, may result in unknown and unmanaged risks or losses) or making misrepresentations regarding any of the foregoing. Losses could also result from misconduct by employees, including, without limitation, failing to recognize trades and misappropriating assets. In addition, employees and third-party service providers may improperly use or disclose confidential information. Any misconduct by such personnel could result in litigation or serious financial harm to us, including limiting our business prospects or future marketing activities. Although we will adopt measures to prevent and detect employee misconduct and to transact with reliable counterparties and third-party providers, such measures may not be effective in all cases.

We are dependent upon our counterparties and certain third-party service providers.

We are dependent upon our counterparties and certain third-party service providers, such as the Administrator, trading counterparties, accountants and attorneys. Errors are inherent in the business and operations of any business, and although the Investment Manager has measures in place to prevent and detect errors by, and misconduct of, counterparties and third-party service providers, and transact with counterparties and third-party service providers it believes to be reliable, such measures may not be effective in all cases. Errors or misconduct could have a material adverse effect on us and the Members’ investments therein. The Administrator, trading counterparties, and other service providers may also provide services to other investment firms and investment vehicles with similar investment programs and strategies and, accordingly, may have conflicts of interest in providing services to us.

We employ certain strategies which depend upon the reliability, accuracy and analysis of the Investment Manager’s analytical models, which may not prove to be correct.

We employ certain strategies which depend upon the reliability, accuracy and analysis of the Investment Manager’s analytical models. To the extent such models (or the assumptions underlying them) do not prove to be correct, we may not perform as anticipated, which could result in substantial losses. All models ultimately depend upon the Investment Manager’s judgment and the assumptions embedded in them. To the extent that with respect to any investment, the judgment or assumptions are incorrect, we can suffer losses.

If we fail to maintain our exclusion from the definition of an “investment company” under the Company Act, we would be regulated as an investment company, which would subject us to additional regulatory restrictions.

We expect to fall outside of the definition of an “investment company” under the Company Act by satisfying the conditions of Section 3(c)(5)(C) of the Company Act, which excludes from the definition of an investment company persons that are primarily engaged in investing in interests in real estate. Therefore, we will not be required to adhere to the restrictions and requirements under the Company Act. Accordingly, the provisions of the Company Act (which, among other things, require investment companies to have a majority of disinterested directors, require securities to be held in custody by a bank or broker in accordance with rules requiring the segregation of securities, prohibit the investment companies from engaging in certain transactions with its affiliates and regulate the relationship between advisers and investment companies) are not applicable.

In order to qualify for the exclusion set forth in Section 3(c)(5)(C) of the Company Act, we must maintain, on the basis of positions taken by the SEC’s Division of Investment Management (the “Division”) in interpretive and no-action letters, a minimum of 55% of the value of their total assets in mortgage loans and other related assets that are considered “mortgages and other liens on and interests in real estate” (“Qualifying Interests”), and a minimum of 80% in Qualifying Interests and real estate-related assets. In the absence of SEC or Division guidance that supports the treatment of other investments as Qualifying Interests, we will treat those other investments appropriately as real estate-related assets or miscellaneous assets depending on the circumstances. With respect to our subsidiaries that maintain this exclusion or another exclusion or exception under the Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.”

In August 2011, the SEC staff commenced an advance notice rulemaking initiative, indicating that it is reconsidering its interpretive policy under Section 3(c)(5)(C) and whether to advance rulemaking to define the basis for the exclusion. Although a formal rule has yet to be adopted, we cannot predict whether a future rulemaking will occur and what impact such a future rule would have on our ability to rely on the exclusion. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon the requirements of Section 3(c)(5)(C) of the Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could further inhibit our ability to pursue the strategies we have chosen.

Because registration as an investment company would significantly affect our ability to engage in certain transactions or be structured in the manner that we currently are, we intend to conduct our business so that we will continue to satisfy the requirements to avoid regulation as an investment company. If we do not meet these requirements, we could be forced to alter our investment portfolios by selling or otherwise disposing of a substantial portion of the assets that do not satisfy the applicable requirements or by acquiring a significant position in assets that are Qualifying Interests. We may purchase agency residential mortgage-backed securities that represent the entire beneficial interests in the underlying pools of whole residential mortgage loans, which are treated as Qualifying Interests based on the Division’s positions. Such investments may not represent an optimum use of capital when compared to the available investments we and our subsidiaries target pursuant to our investment strategy and present additional risks to us. We continually analyze our investments and may acquire other pools of whole loan residential mortgage-backed securities when and if required for compliance purposes. Altering our portfolio in this manner may have an adverse effect on our investments if we are forced to dispose of or acquire assets in an unfavorable market, and may adversely affect our value.

If it were established that the we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns. In order to comply with provisions that allow us to avoid the consequences of registration under the Company Act, we may need to forego otherwise attractive opportunities and limit the manner in which we conduct our operations. Therefore, compliance with the requirements of the Company Act may hinder our ability to operate solely on the basis of maximizing profits.

Any change in laws or regulations governing our operations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations may have an adverse effect on us.

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements—whether under the Dodd-Frank Act, Basel III (i.e., the framework for a comprehensive set of capital and liquidity standards for internationally active banking organizations, which was adopted in June 2011 by the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States) or other regulatory action—are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which potentially creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. However, it has yet to be determined whether and to what extent the new administration may seek to deregulate or further regulate the financial industry, including by amending the Dodd-Frank Act, which may decrease or change the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. In 2018, a bill was enacted that eased the regulation and oversight of certain banks under the Dodd-Frank Act.

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

We may be subject to risks associated with our acquisition of loans that were originated by banks.

We may acquire loans that were originated by banks, where the interest rates provided in the loans are based on federal laws that preempt states interest rate limitations. There have been recent judicial decisions which could affect such loans and their collectability. In Madden v. Midland Funding, LLC, 787 F.3d 246 (2d Cir. 2015), the Second Circuit ruled that federal preemption generally applicable to national banks did not apply to non-bank assignees if the bank no longer had an interest in the loan, and therefore did not preempt state interest rate limitations that might apply to the non-bank assignees. In connection with loan origination programs where a bank originates loans and sells them to a third party, claims have also been brought that the third-party purchaser should be viewed as the “true lender” and thus subject to state interest rate and licensing laws. If such a claim is successfully brought with respect to loans held by us, those loans may be found to be in violation of state interest rate limitations in the states where the borrowers reside. Any violation of such laws or any litigation alleging such a violation with respect to loans could give rise to claims and/or defenses by a borrower, or a group of similarly situated borrowers, including claims for damages, disgorgement or enforcement actions by regulators or government agencies.

We are required to hold licenses in a number of U.S. states and foreign jurisdictions. Obtaining and maintaining licenses will cause us to incur expenses, and failure to be properly licensed under such laws or otherwise may have a material adverse effect on us and our operations.

Non-bank companies are generally required to hold licenses in a number of U.S. states and foreign jurisdictions to conduct lending activities. These licensing statutes vary from jurisdiction to jurisdiction and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses will cause us to incur expenses and failure to be properly licensed under such laws or otherwise may have a material adverse effect on us and our operations.

Failure to qualify as a REIT under the Code could have a material adverse effect on us.

We expect to operate so as to qualify as a REIT under the Code. However, qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•

we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to investors in computing taxable income and being subject to federal income tax on its taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on the value of Units;

•

unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to investors would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

We must comply with certain requirements to qualify as a REIT, which may restrict our operations and have an adverse effect on our financial performance.

In order to qualify as a REIT for U.S. federal income tax purposes, we must also continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in commercial real estate loans and related assets, the amounts we distribute to investors and the ownership of our Units. We may also be required to make distributions to investors at disadvantageous times or when we do not have funds readily available for distribution. Therefore, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities (other than securities that qualify for the straight debt safe harbor) of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a TRS under the Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. The total value of all of our investments in TRSs cannot exceed 20% of the value of our total assets. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer other than a TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to its Members.

To preserve our qualification as a REIT, our LLC Agreement prohibits beneficial or constructive ownership by any individual of more than a certain percentage. Such ownership rules could be inadvertently violated.

For us to qualify as a REIT under the Code, not more than 50% of the value of our outstanding Units may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of preserving our qualification as a REIT for federal income tax purposes, among other purposes, the LLC Agreement prohibits beneficial or constructive ownership by any individual (including certain entities treated as individuals for this purpose) of more than a certain percentage, currently 9.8%, by value or number of Units, whichever is more restrictive, of our outstanding Units (the “Ownership Limit”). The constructive ownership rules under the Code and the LLC Agreement are complex and may cause the outstanding Units owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. The foregoing creates a risk that violation of such ownership rules could be inadvertently violated. As a result, the acquisition of less than 9.8% of our outstanding Units by an individual or entity could cause an individual to constructively own in excess of 9.8% of our outstanding Units, and thus violate the Ownership Limit. There can be no assurance that we, as permitted in the LLC Agreement, will increase, or will not decrease, this Ownership Limit in the future. Any attempt to own or Transfer (as defined herein) Units in excess of the Ownership Limit without our consent will result in the Transfer being void.

We may incur tax liabilities that would reduce the cash flow available for distributions.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose its REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of its investments and pay income tax directly on such income. In that event, Members would be treated as if they earned that income and paid the tax on it directly. However, Members that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on its income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which it indirectly owns its assets, such as its TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pays directly or indirectly will reduce our cash available for distribution to prospective Members.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge liabilities. Any income from a properly and timely identified hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification as a REIT. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of these gross income tests. See “Item 1 Business—Certain U.S. Federal Income Tax Considerations.” As a result of these rules, we intend to limit its use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because its TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than it would otherwise want to bear. In addition, losses in its TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Complying with REIT requirements may force us to make distributions to Members.

From time to time, our taxable income may be greater than our cash flow available for distribution to Members. If we does not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative. These options could increase our costs or reduce our equity.

We may choose to make distributions in Units, in which case Members may be required to pay income taxes without receiving any cash dividends.

In connection with our qualification as a REIT, we are required to annually distribute to its Members at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”)), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or Units at the election of each Member. As a publicly offered REIT, if at least 20% of the total dividend is available to be paid in cash and certain other requirements are satisfied, the IRS will treat the Unit distribution as a dividend (to the extent applicable rules to treat such distribution as being made out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes). Taxable Members receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income. As a result, U.S. Members may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. Members receiving a distribution of the Units may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. Furthermore, with respect to certain non-U.S. Members, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in Units, by withholding or disposing of part of the Units included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. Although the IRS addressed some of the tax aspects of such a taxable cash/Unit distribution in a 2017 Revenue Procedure, no assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/Unit distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/unit distributions have not been met.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

In any year in which we qualify for taxation as a REIT, we generally will not be subject to United States federal income tax on that portion of its REIT taxable income that we distribute currently to our Members, although taxable income generated by domestic TRSs, if any, will be subject to regular corporate income tax. Members will generally be taxed on dividends that they receive at ordinary income rates unless such dividends are designed by us as capital gain dividends or qualified dividend income. Distributions that we make are not eligible for the dividends received deduction for corporations. We expect that ordinary dividends paid by us generally will not be eligible for the reduced rate imposed on qualified dividend income received by individuals, trusts and estates.

However, our dividends paid to certain Members will likely be eligible for the 20% deduction with respect to “qualified REIT dividends,” which if allowed in full equates to a maximum effective United States federal income tax rate on ordinary REIT dividends of 29.6%. Without further legislation, the deduction would cease to apply after 2025.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability and reduce our operating flexibility.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in our Units. Additional changes to the tax laws are likely to continue to occur, and we cannot assure prospective Members that any such changes will not adversely affect the taxation of a Member. Any such changes could have an adverse effect on an investment in our Units or on the market value or the resale potential of our assets. Prospective Members are urged to consult with their tax advisors with respect to the impact of recent legislation on investments in Units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in the Units. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, the LLC Agreement provides the Board with the power, under certain circumstances, to revoke or otherwise terminate its REIT election and cause it to be taxed as a regular corporation, without the vote of the Members. The Board has duties to the Company and could only cause such changes in its tax treatment if it determines in good faith that such changes are in the best interest of the Company. The impact of tax reform on investments is uncertain. Prospective Members should consult their own tax advisors regarding changes in tax laws.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing its REIT qualification.

Our taxable income may substantially exceed its net income as determined based on U.S. GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or “OID,” or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” Moreover, under the Tax Act, we are generally required to take account of certain amounts in taxable income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of taxable income with respect to our debt instruments, such as OID, earlier than would be the case under the general tax rules, causing our “phantom income” to increase. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering us unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to the Members.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of the Units as part of a distribution in which Members may elect to receive Units or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

Moreover, we may acquire distressed loans or other distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. In certain circumstances, this deemed reissuance may prevent a portion of the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds its adjusted tax basis in the unmodified debt.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may originate or acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may originate or acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event that we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We intend to enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of its assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that these arrangements would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate its investments to repay obligations to its lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Our ownership of and relationship with any TRS will be restricted, and a failure to comply with the restrictions would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Company Act. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, without regard to depreciation and amortization) are disallowed. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Any domestic TRS we own will pay federal, state and local income tax on its taxable income, and our after-tax net income is available for distribution to us. Although we plan to monitor its investments in TRSs, there can be no assurance that we will be able to comply with the limitations discussed above or to avoid application of the 100% excise tax discussed above.

Rapid changes in the values of our other real estate-related investments may make it difficult for us to maintain our REIT qualification or exclusion from the Company Act.

If the market value or income potential of real estate-related investments declines, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from Company Act regulation. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT qualification and Company Act considerations.

We may not have sufficient cash flow to satisfy our distribution requirements arising from the use of CDO financing and similar financing alternatives.

Due to the redirection provisions of our collateralized debt obligations (“CDOs”), which reallocate principal and interest otherwise distributable to us to repay senior note holders, assets financed through our CDOs may generate current taxable income without a corresponding cash distribution to us. In order to raise the cash necessary to meet our tax and/or distribution requirements, we may be required to borrow funds, sell a portion of our assets at disadvantageous prices or find other alternatives. In any case, there can be no assurances that we will be able to generate sufficient cash from these endeavors to meet our tax and/or distribution requirements.

We have the ability to incur significant leverage, which may have an adverse effect on our financial condition.

Although after the 24 month period following the Initial Closing, we will endeavor not to incur direct debt if upon the incurrence thereof the ratio of total debt-to-equity will exceed 3:1, or 300% at the portfolio level and 4:1, or 400% on individual assets, we have the power to borrow additional funds and may do so when deemed appropriate by the Investment Manager and its affiliates, including to enhance our returns and for cash management purposes (e.g., short-term borrowings to make investments in anticipation of additional capital contributions). We may borrow funds from brokers, banks and other lenders to finance our investing and trading operations, which borrowings may be secured by our assets. The use of such leverage can, in certain circumstances, increase the losses to which our Portfolio Investments may be subject. Any event that adversely affects the value of an investment would be magnified to the extent that a particular asset or we as a whole are leveraged. The cumulative effect of the use of leverage by us in a market that moves adversely to our Portfolio Investments could result in a substantial loss to us, which would be greater than if we were not leveraged. Leverage may be achieved through, among other methods, direct borrowing, investing in securitizations and securities that employ leverage, short sales and through the use of derivatives, including swaps. The access to capital could be impaired by many factors, including market forces or regulatory changes.

The use of margin and short-term borrowings creates several risks for us. The market price of assets owned by us may go up or down, sometimes rapidly or unpredictably (including for reasons that are unrelated to the asset or its investment fundamentals). If the value of our securities falls below the margin level required by a counterparty, additional margin deposits would be required. If we are unable to satisfy any margin call by a counterparty, then the counterparty could liquidate our position in some or all of the financial instruments that are in our accounts at the counterparty and cause us to incur significant losses. Furthermore, secured counterparties and lenders may have the right to sell, pledge, rehypothecate, assign, use or otherwise dispose of collateral posted by us. This could increase exposure to the risk of a counterparty default since, under such circumstances, we may be unable to recover the posted collateral promptly or may be unable to recover all of the posted collateral. The occurrence of defaults may trigger cross-defaults under our agreements with other brokers, lenders, clearing firms or other counterparties, creating or increasing a material adverse effect on our performance.

The purchase of options, futures, forward contracts, repurchase agreements, reverse repurchase agreements and equity swaps generally involves little or no margin deposit and, therefore, may provide substantial leverage. Accordingly, relatively small price movements in these financial instruments may result in immediate and substantial losses to us.

We are not registered under the Company Act and therefore are not subject to certain regulatory oversight that applies to investment companies.

While we may be considered similar to an investment company, we are not registered as such under the Company Act, in reliance upon an exemption available to privately offered investment companies. Accordingly, the provisions of the Company Act (which, among other things, require investment companies to have independent directors and require that certain protections be in place in connection with the custody of registered investment company assets) do not apply to us.

While we may trade commodity interests, the Investment Manager, with respect to the Company, is exempt from the obligations of a CFTC registered commodity pool operator (“CPO”) pursuant to CFTC Rule 4.13(a)(3). Therefore, unlike a non-exempt CPO, the Investment Manager is not required to deliver a CFTC disclosure document to our prospective investors, nor is it required to provide investors with certified annual reports that satisfy the requirements of CFTC rules applicable to non-exempt CPOs. The Investment Manager, with respect to us, qualifies for the exemption under CFTC Rule 4.13(a)(3).

Changes in tax laws could have adverse consequences on us and our subsidiaries.

All statements contained in this Annual Report concerning the U.S. federal income tax consequences of an investment in the Company are based upon existing law and the interpretations thereof. Congress and to some extent the United States Department of Treasury, as well as state legislatures and regulatory authorities, could at any time adversely change the consequences of an investment in us, including the way in which a REIT and its equity holders are taxed, by imposing additional entity-level taxes, further restricting the permissible beneficial ownership and types of assets and income of a REIT, requiring additional distributions, or changing the law in any other respect. Moreover, such changes could apply retroactively. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”

A failure in our cyber security systems or information systems could significantly disrupt our business, which may have a material adverse effect on our business and financial condition.

As part of its business, the Investment Manager processes, stores and transmits large amounts of electronic information, including information relating to our transactions and personally identifiable information of the Members. Similarly, affiliates or service providers of the Investment Manager or we may process, store and transmit such information. The Investment Manager has procedures and systems in place that it believes are reasonably designed to protect such information. However, such measures cannot provide absolute security. The techniques used to obtain unauthorized access to data, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time. Hardware or software acquired from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Network connected services provided by third parties to the Investment Manager may be susceptible to compromise, leading to a breach of the Investment Manager’s network. The Investment Manager’s systems or facilities may be susceptible to employee error or malfeasance, government surveillance, or other security threats. On-line services provided by the Investment Manager to the Members may also be susceptible to compromise. Breach of the Investment Manager’s information systems may cause information relating to our transactions and personally identifiable information of the Members to be lost or improperly accessed, used or disclosed.

The service providers of the Investment Manager and us are subject to the same electronic information security threats as the Investment Manager. If a service provider fails to adopt or adhere to adequate data security policies, or in the event of a breach of its networks, information relating to our transactions and personally identifiable information of the Members may be lost or improperly accessed, used or disclosed.

The loss or improper access, use or disclosure of the Investment Manager’s or our proprietary information may cause the Investment Manager or us to suffer, among other things, financial loss, the disruption of its business, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing events could have a material adverse effect on us and the Members’ investments in us.

Certain Risks Associated with the Units

The Units are not freely transferable and therefore provide limited liquidity to investors.

An investment in the Company provides limited liquidity since the Units are not transferable except to the extent permitted under the LLC Agreement. We expect to distribute net income on a quarterly basis and net proceeds attributable to disposition of Portfolio Investments. We retain ultimate discretion on whether to make distributions and the timing thereof.

The Incentive Fee we will pay the Investment Manager may create an incentive for the Investment Manager to make riskier or more speculative investments.

The Investment Manager will receive an Incentive Fee from us as described herein. Such compensation arrangement may create an incentive for the Investment Manager to cause us to make investments that are riskier or more speculative than would be the case if the Incentive Fee was not made. In addition, it should be noted that the Investment Manager will receive the Incentive Fee based, in part, upon net capital gains realized on our investments. As a result, in certain situations the Investment Manager may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in us investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

Furthermore, it should be noted that because the Incentive Fee is calculated at the Company level in the aggregate and not charged separately with respect to each Member, it is possible that we may be charged the Incentive Fee despite the Member’s particular investment in us having a negative performance during a calendar quarter.

We may make in-kind distributions to Members, which may create increased risk of loss that will be borne by our Members.

We anticipate that all distributions to Members will be made in cash, but there can be no assurance that we will have sufficient cash to satisfy repurchase requests. Such distributions may include interests in one or more trading vehicles or special purpose vehicles holding financial instruments owned by us or participations therein. To the extent a Member is distributed interests in one or more trading vehicles or special purpose vehicles, such Member will continue to be at risk of our business (including its credit risk) until all such financial instruments are sold. The value of an in-kind distribution may increase or decrease after the distribution is made and before the security is sold either by the Member, if received directly, or by the Investment Manager or its affiliates, if held through a trading vehicle or special purpose vehicle. In either case, the Member will incur transaction costs in connection with the sale of any such instruments and, in the case of interests in trading vehicles or special purpose vehicles, will bear a proportionate share of the operating and other expenses borne by such vehicle. Instruments distributed in kind may not be readily marketable. The risk of loss and delay in liquidating these financial instruments will be borne by the Member, with the result that such Member may ultimately receive less cash than it would have received on the date of distribution if it had been paid in cash. Furthermore, to the extent that a Member receives interests in one or more trading vehicles or special purpose vehicles, such Member generally will have no control over when and at what price the financial instruments in which such vehicles have an interest are sold.

We will determine the percentage of any distribution to be made in cash and the percentage to be made in kind, as well as the particular securities, if any, to be distributed. A prior or contemporaneous in-kind distribution to some Members will not affect our right to distribute cash to Members. Distributions that are made in-kind may not represent a pro rata portion of our Portfolio Investments to the extent that a pro rata distribution is not practicable (i.e., if certain assets in the Portfolio Investments cannot be distributed in-kind, a Member may be paid in-kind with other assets that are capable of being distributed). In the event that a distribution in-kind does not represent a pro rata portion of the Portfolio Investments, a Member receiving assets through such distribution may experience lower returns than it would have if it received a pro rata portion of our Portfolio Investments (or was distributed different assets in any non pro rata distribution). Conversely, our performance after making such a distribution may be lower than it would have if such assets remained in the Portfolio Investments entirely or were distributed pro rata in accordance with the Portfolio Investments, thereby adversely affecting the remaining Members.

We, the Investment Manager and/or its affiliates may enter into separate agreements with certain Members on different terms than those described in his Annual Report, which could create preferences or priorities for such Members.

We, the Investment Manager and/or its affiliates may enter into separate agreements with certain Members to waive certain terms or allow such Members to invest on different terms than those specifically described in this Annual Report, including, without limitation, with respect to fees, liquidity or depth or frequency of information provided to such Members concerning us. Under certain circumstances, these agreements could create preferences or priorities for such Members with respect to other Members. Similarly, we, the Investment Manager and/or its affiliates may offer Other Accounts (as defined below) additional or different information than that offered to the Members.

The Units are subject to transfer restrictions which could limit your ability to sell your Units.

The Units are subject to restrictions on transfer under the LLC Agreement. Units may not be Transferred, in whole or in part, if such Transfer would violate applicable federal or state securities laws or regulations, economic sanctions or anti-money laundering laws, or create a potential REIT qualification problem under the ownership requirements of Code. Any Transfer of Units will be subject to the anti-money laundering policies and procedures and other regulatory requirements applicable to us, as determined by us. There will not be any market for the purchase or Sale of Units, and none is expected to develop.

We may, in our sole and absolute discretion, suspend distributions and/or the calculation of our NAV or the calculation of the NAV of Units

We may, in our sole and absolute discretion, suspend distributions and/or the calculation of our NAV or the calculation of the NAV of Units. This could be as a result of adverse economic or market conditions, or due to adverse business conditions for us, the Investment Manager or our respective affiliates. For example, a suspension may occur to effect an orderly liquidation of our assets necessary to effect distributions or due to other legal, regulatory or judicial limitations.

We retain ultimate discretion on whether to make distributions and the timing thereof.

We expect to distribute (i) cash dividends, interest and other similar cash distributions received by us in respect of our investments, net of any expenses or other obligations of the Company and reserves for existing or anticipated obligations of the Company (“Current Income”) on a quarterly basis (except for such Members that have opted into the Reinvestment Plan (as defined below)) and (ii) amounts received by us from investments, excluding Current Income, and including without limitation principal repayment, sale or distribution proceeds, net of any expenses or other obligations of the Company and reserves for existing or anticipated obligations of the Company (“Investment Proceeds”) at such times as determined by us. We retain ultimate discretion on whether to make distributions and the timing thereof. Amounts subject to reinvestment may be withheld from distributions that would otherwise be made to the Members.

Certain Investment Risks

Our Portfolio Investments may be risky, and you could lose all or part of your investment.

We have invested and will primarily invest in commercial mortgage loans, debt securities and other investments secured by real estate properties and real estate businesses. Deterioration of U.S. real estate fundamentals could negatively impact our performance. Furthermore, because real estate, like many other long-term investments, historically has experienced significant fluctuation and cycles in value, specific market conditions may result in occasional or permanent reductions in the value of our Portfolio Investments. The cash flow and value of our Portfolio Investments will depend on many factors beyond our control and the control of the Investment Manager, including, changes in general and local economic conditions, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in the average occupancy and room rates for hotel properties, the financial resources of tenants, prepayments and earlier than expected repayments on the loans, changes in the availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, increases in property taxes and operating expenses, changes in environmental, building and zoning laws, casualty or condemnation losses, regulatory limitations on rents, changes in neighborhood values, changes in the appeal of properties to tenants, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, increase in interest rates and the availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable, negative developments in the economy that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, acts of God, terrorist attacks, war (which may result in uninsured losses) and other factors. The value of securities of companies which service the real estate business sector may also be affected by such risks.

We may invest in net lease assets, which have risk profiles that differ from other leases due to their unique structure. The risks can vary and include the risk that lessees may default on their particular obligations under the net lease which may result in additional costs to us and have a negative effect on our financial performance.

We may also invest in debt instruments that will not be rated by any recognized rating agency.

Any one or more of the foregoing risks could materially adversely affect the return on our Portfolio Investments and could cause the loss of all or a part of Members’ investments in us.

We are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets.

Our Portfolio Investments will be subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. These risks include, but are not limited to, the burdens of ownership of real property, general and local economic conditions, the supply and demand for properties and/or real estate values generally, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply of and demand for competing properties in an area (as a result, for instance, of overbuilding), energy and supply shortages, fluctuations in real estate fundamentals (including the average occupancy and room rates for hotel properties), the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws and/or regulations, zoning laws, changes in real property tax rates and operating expenses, changes in interest rates, the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increase in borrowing rates, negative developments in the economy that depress travel or leasing activity, environmental liabilities, contingent liabilities on disposition of assets, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), casualties, acts of God, terrorist attacks and war (which may result in uninsured losses) and other factors which are beyond our control and the control of the Investment Manager. There can be no assurance that there will be a ready market for resale of investments because investments will generally not be liquid. Illiquidity may result from the absence of an established market for the Portfolio Investments, as well as legal or contractual restrictions on their resale by us.

Our debt investments may be negatively impacted by a deterioration in the real estate market.

We will invest primarily in debt investments in or relating to commercial real estate-related businesses, assets or interests. Any deterioration of real estate fundamentals generally, and in the U.S. in particular, could negatively impact our performance by making it more difficult for borrowers to satisfy their debt payment obligations, increasing the default risk applicable to borrowers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrowers and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply of and demand, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, demand and/or real estate values generally and other factors that are beyond our control and the control of the Investment Manager. The value of securities of companies which service the real estate business sector may also be affected by such risks.

While real estate fundamentals appear to be improving, such improvements remain precarious and we cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will continue to improve or whether they will deteriorate further. Continuing declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition and results from operations. In addition, while such improved real estate fundamentals may result in increased investment opportunities for us, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and/or market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. Any such changes in loan structures and/or market terms may make it relatively more difficult for us to monitor and evaluate investments.

We intend to invest in certain long-term, illiquid investments, and we may not be able to sell any portion on favorable terms or at all if we are required to liquidate these investments.

We intend to invest in commercial mortgage loan and other debt obligations secured by real estate properties and real estate businesses for which often the number of potential purchasers and sellers, if any, is limited. This factor may have the effect of limiting the availability of these obligations for origination or purchase by us and may also limit our ability to sell such obligations at their fair market value prior to the term or our liquidation or in response to changes in the economy or financial and real estate markets. Illiquidity may also result from legal or contractual restrictions on their resale. Investment in us is suitable only for certain sophisticated investors who have no need for liquidity in this investment, as an investment in us requires a long-term commitment, with no certainty of return. Although our investments may generate Current Income over the life of the Company, the realized proceeds, if any, of a Portfolio Investment will generally occur only upon the partial or complete repayment, disposition or refinancing of such Portfolio Investment. Members should thus expect that they will not receive a return of capital for an extended period of time even if our Portfolio Investments prove successful.

In particular, our Portfolio Investments in commercial mortgage loans and debt instruments secured by real estate properties will be relatively illiquid in that there may not be ready buyers available and willing to pay fair value at the time we desire to sell. Over the longer term, if we were required to liquidate parts of our property portfolio for any reason, including in response to changes in economic or real estate market conditions, we may not be able to sell any portion of our portfolio on favorable terms or at all.

We will depend on the diligence of our Investment Manager, which may fail to reveal weaknesses in a potential Portfolio Investment.

Before making a loan to a borrower (on our behalf), the Investment Manager will assess the strength and skills of such entity’s management and other factors that it believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, the Investment Manager will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. There can be no assurance that the Investment Manager’s due diligence processes will uncover all relevant facts or that any Portfolio Investment will be successful.

Our rights and obligations with respect to its investments may be governed by written loan agreements and related documentation. It is possible that a court could determine that one or more provisions of a loan agreement are unenforceable, such as a loan prepayment provision or the provisions governing the security interest in the underlying collateral. If this were to happen with respect to a material asset or group of assets we and our Members could be adversely affected.

The Investment Manager’s ability to manage certain Portfolio Investments may be limited.

The Investment Manager’s ability to manage the Portfolio Investments may be limited by the form in which they are made. In certain situations, we may on our behalf:

•	acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements;

•

acquire only a minority and/or a non-controlling participation or co-lender interest in an underlying investment. See “ —Real estate loans that we originate or acquire may become non-performing after their acquisition” below;

•	co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third-party management or strategic partners with respect to the management of an asset.

Real estate loans that we originate or acquire may become non-performing after their acquisition.

Real estate loans that we originate or acquire may be non-performing or may become non-performing after their acquisition for a wide variety of reasons. Such non-performing real estate loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of the principal of such loan. However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, replacement “takeout” financing will not be available.

It is possible that the Investment Manager may find it necessary or desirable to foreclose on collateral securing one or more real estate loans purchased or originated by us. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of its original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, a borrower may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. The amount that may be received by us may also be substantially affected by foreclosure actions by other participants and/or co-lenders, if any.

Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure investors as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

Our Portfolio Investments are subject to risks of delinquency and foreclosure that may be greater than similar risks associated with other types of loans.

Our Portfolio Investments typically will be secured by commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans secured by single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things, tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, and changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Any insurance proceeds received with respect to a property relating to one of our investments may not be sufficient to recover our economic position with respect to such investment.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.

Borrowers that we make loans to may not be able to achieve their business plans, and such loans may go into default, which could have an adverse effect on our financial performance.

We may make loans to borrowers who have a business plan to improve the collateral property. The current economic environment has created a number of obstacles to borrowers attempting to achieve their business plans, including lower occupancy rates and lower lease rates across all property types, which continues to be exacerbated by high unemployment and overall financial uncertainty. If borrowers are unable to achieve their business plans, the related commercial real estate loans could go into default and negatively impact our financial performance.

Borrowers that we make loans to may have difficulty servicing their debt or having sufficient capital to replenish reserves, which could have an adverse effect on our financial performance.

Given the transitional nature of many commercial real estate loans, loans may contain holdbacks for debt service or borrowers may be required to pre-fund reserves to cover interest and operating expenses until the property cash flows are projected to increase sufficiently to cover debt service costs. Borrowers may also be required to replenish reserves if they became deficient due to underperformance or if the borrower wanted to exercise extension options under the loan. Despite low interest rates, revenues on the properties underlying any commercial real estate loan investments may decrease in the current economic environment, making it more difficult for borrowers to meet their payment obligations. Some borrowers may have difficulty servicing their debt and will not have sufficient capital to replenish reserves, which could have a significant impact on our financial performance.

We may purchase participations and/or co-lender interests in real estate loans, which typically would result in us holding a contractual relationship with the selling institution, not the obligor.

Purchases of participations and/or co-lender interests in real estate loans raise many of the same risks as investments in real estate loans and also carry risks of illiquidity and lack of control. Holders of indirect participation interests are subject to additional risks not applicable to a holder of a direct assignment interest in a loan. Participations typically result in the purchaser holding a contractual relationship only with such selling institution, not with the obligor. We would have the right to receive payments of principal, interest and any fees to which it is entitled under the participation only from the selling institution and only upon receipt by the selling institution of such payments from the obligor. In purchasing a participation, we generally will have no right to enforce compliance by the obligor with the terms of the loan or credit agreement or other instrument evidencing such loan obligation, nor any rights of set-off against the obligor, and we may not directly benefit from the collateral supporting the loan obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the obligor and the selling institution, which will remain the legal owner of record of the applicable loan. In the event of the insolvency of the selling institution, we may be treated as a general creditor of the selling institution in respect of the participation, may not benefit from any set-off exercised by the selling institution against the obligor and may be subject to any set-off exercised by the obligor against the selling institution. If we purchase a participation from a selling institution that does not itself retain any portion of the applicable loan, we may have limited ability to monitor the terms of the loan agreement and the continuing creditworthiness of the borrower. In addition, when we hold a participation in a loan obligation, we may not have the right to vote to waive enforcement of any default by an obligor. A selling institution may have interests different from ours, and the selling institution might not consider our interests when taking actions with respect to the loan underlying the participation. Selling institutions typically reserve the right to administer the debt obligations sold by them as they see fit and to amend the documentation evidencing such debt obligations in all respects. In addition, some participation agreements that provide voting rights to the participant further provide that if the participant does not vote in favor of amendments, modifications or waivers, the selling institution may repurchase such participation at par. We may enter into a participation arrangement with the intent of ultimately acquiring the investment by way of assignment, but such transaction may take longer than we originally anticipated or may never occur. Participations are typically sold strictly without recourse to the selling institution thereof, and the selling institution will generally make no representations or warranties about the underlying loan, the borrowers, the documentation of the loans or any collateral securing the loans. Certain loans have restrictions on participations that may negatively impact our ability to exit from all or part of our investment in a loan.

We rely upon the accuracy and completeness of representations made by borrowers and cannot guarantee that the borrowers will not make a material misrepresentation or omission.

Of paramount concern in originating and acquiring loans is the possibility of material misrepresentation or omission on the part of the borrower. Such inaccuracy or incompleteness may adversely affect the valuation of the collateral underlying the loans or may adversely affect our ability to perfect or effectuate a lien on the collateral securing the loan. We will rely upon the accuracy and completeness of representations made by borrowers to the extent reasonable, but cannot guarantee such accuracy or completeness.

There are no restrictions on the credit quality of the properties and/or other collateral securing the loans in which we invest, and we may have exposure to default in payments due to lesser quality loans or collateral.

There are no restrictions on the credit quality of the properties and/or other collateral securing the loans in which we invest. While we may seek to over-collateralize loans secured by properties that we deem to be of lesser quality, loans acquired or arranged by us may nonetheless have exposures to default in payment of interest and/or principal due to risks relating to such properties, and the market values of such properties also tend to be more sensitive to changes in economic conditions than better quality properties.

In the event of a default by a borrower on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss.

We may obtain individual or corporate guarantees from borrowers or their affiliates. In cases where guarantees are not fully or partially secured, we will rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, or where the value of the collateral proves insufficient, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed under the loans and guarantees. As a result of these factors, we may suffer additional losses which could have a material adverse effect on financial performance.

In the event of a borrower bankruptcy, we may not have full recourse to the assets of the borrower in order to satisfy the related loan. In addition, some loans may be subordinate to other debts of the borrower. If a borrower defaults on our loan or on a senior debt, or in the event of a borrower bankruptcy, the loan made by us will be satisfied only after the senior debt receives payment. Where senior debt exists, the presence of intercreditor arrangements may limit the ability to amend loan documents, assign loans, accept prepayments, exercise remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to borrowers. Bankruptcy and borrower litigation can significantly increase collection costs and losses and the time necessary to acquire title to the underlying collateral, during which time the collateral may decline in value, resulting in additional losses.

If the value of collateral underlying an investment declines or interest rates increase during the term of the investment, a borrower may not be able to obtain the necessary funds to repay the loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a borrower’s ability to refinance a loan because the underlying property cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay a loan at maturity, we could suffer additional loss which may adversely impact financial performance.

We may be subject to risks due to investment in assets secured by direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing.

We may originate and/or acquire loans secured by direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing. To the extent that we invest in such assets, we will be subject to the risks normally associated with such assets and development activities. Such risks include, without limitation, risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken, any of which could have an adverse effect on us. Properties under development or properties acquired for development may receive little or no cash flow while costs and expenses continue to be incurred from the date of acquisition through the date of completion of development, and may experience operating deficits after the date of completion. Further, market conditions may change during the course of development that make such development less attractive than at the time it was commenced.

We plan to invest in commercial mortgage loans, which are subject to greater risks of loss, delinquency and foreclosure than other real estate loans.

We plan to invest in commercial mortgage loans, which are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans secured by single-family residential property. In addition, certain of the mortgage loans in which we invest may be structured so that all or a substantial portion of the principal is payable at maturity with a one-time “balloon payment.” Full satisfaction of the balloon payment by a commercial borrower is heavily dependent on the availability of subsequent financing or a functioning sales market, and full satisfaction of a commercial mortgage loan will be affected by a commercial borrower’s access to credit or a functioning sales market. In certain situations, and during periods of credit distress, the unavailability of real estate financing may lead to default by a commercial borrower. In addition, in the absence of any such takeout financing, the ability of a borrower to repay a loan secured by an income-producing property will depend upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired.

Net operating income of an income-producing property can be affected by, among other things: tenant mix, success of tenant businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expense or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

Commercial mortgage loans are usually non-recourse in nature. Therefore, if a commercial borrower defaults on the commercial mortgage loan, then the options for financial recovery are limited in nature. To the extent the underlying default rates with respect to the pool or tranche of commercial real estate loans in which we directly or indirectly invest increase, the performance of our Portfolio Investments related thereto may be adversely affected. Default rates and losses on commercial mortgage loans will be affected by a number of factors, including global, regional and local economic conditions in the area where the mortgage properties are located, the borrower’s equity in the mortgage property and the financial circumstances of the borrower. A continued decline in specific commercial real estate markets and property valuations may result in higher delinquencies and defaults. In the event of default, the lender will have no right to assets beyond collateral attached to the commercial mortgage loan. In certain instances, a negotiated settlement or an amendment to the terms of the commercial mortgage loan are the only options before an ultimate foreclosure on the commercial property. Foreclosure is costly and often protracted by litigation and bankruptcy restrictions. The ultimate disposition of a foreclosed property may also yield a price insufficient to cover the cost of the foreclosure process and the balance attached to the defaulted commercial mortgage loan. While real estate fundamentals appear to be improving, such improvement remains precarious. The overall level of commercial mortgage loan defaults remains significant and market values of the underlying commercial real estate remain distressed in many cases. It has also become increasingly difficult for lenders to dispose of foreclosed commercial real estate without incurring substantial investment losses, and ultimately leading to a decline in the value of such investments.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our profitability. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Additionally, in the event of a default under any senior debt, the junior or subordinate lender generally forecloses on the equity, purchases the senior debt or negotiates a forbearance or restructuring arrangement with the senior lender in order to preserve its collateral.

Changes to, or the elimination of, LIBOR could have a material adverse effect on our investment portfolio.

LIBOR is an estimate of the rate at which a sub-set of banks (known as the panel banks) could borrow money on an uncollateralized basis from other banks. Following multiple criminal and civil investigations into the manipulation of LIBOR, reforms have been both proposed and implemented and the continuance of LIBOR has been debated. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that the use of LIBOR will cease to be published after specified dates. Those dates are: (i) June 30, 2023, in the case of the principal U.S. dollar LIBOR tenors (overnight and 1-Month, 3-Month, 6-Month and 12-Month) and (ii) December 31, 2021, in all other cases (i.e., 1-Week and 2-Month U.S. dollar LIBOR and all tenors of non-U.S. dollar LIBOR). Although steps have been taken to phase out the use of LIBOR, it remains uncertain whether or for how long LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect any such changes may have on the financial markets for LIBOR-linked financial instruments. Similar statements have been made by regulators around the world with respect to the other Inter-Bank Offered Rates (“IBORs”). In the United States, there have been efforts to identify alternative reference interest rates for U.S. dollar LIBOR. The cash markets have generally coalesced around recommendations from the Alternative Reference Rates Committee (the “ARRC”), which was convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York. The ARRC has recommended that U.S. dollar LIBOR be replaced by rates based on SOFR plus, in the case of existing LIBOR contracts and obligations, a spread adjustment. The derivatives markets are also expected to use SOFR-based rates to replace U.S. dollar LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted.

We may undertake transactions in instruments that are valued using LIBOR or other IBOR rates or enter into contracts which determine payment obligations by reference to LIBOR or one of the other IBORs. Until their discontinuance, we may continue to invest in instruments that reference IBORs. Even though the process of transitioning away from LIBOR has become more well-defined and regulators and industry working groups have suggested alternative reference rates, global consensus is lacking and the process for amending existing contracts or instruments to transition away from LIBOR remains unclear. The abandonment of or modifications to LIBOR and the use of IBORs present risks to us. It is not possible at this point to identify those risks exhaustively, but they include the risk that an acceptable transition mechanism may not be found or may not be suitable for us. The transition away from LIBOR may lead to increased volatility and illiquidity in markets that are tied to LIBOR, reduced values of LIBOR-related investments, and reduced effectiveness of hedging and financing strategies, adversely affecting our performance. In addition, any alternative reference rate and any pricing adjustments required in connection with the transition from LIBOR or another IBOR may impose costs on us or may not be suitable for us, resulting in costs incurred to close out positions and enter into replacement trades. Such costs would impact our results of operations, cash flows and the market value of our investments and any effects to our cost of capital and net investment income cannot yet be determined. In addition, the elimination of LIBOR and/or changes to another IBOR could result in mismatches with the interest rate of investments that we are financing.

The bankruptcy or insolvency of tenants at the properties that secure our debt investments, or other failure by such tenants to pay their obligations under their leases, may have an adverse effect on the income produced by the related investments.

Many of the debt investments will be secured by properties leased to tenants and will receive rents from tenants during the contracted term of their leases. A tenant’s ability to pay rent is determined by its creditworthiness, among other factors. If a tenant’s credit deteriorates, the tenant may default on its obligations under its lease and may also become bankrupt. The bankruptcy or insolvency of tenants or other failure to pay is likely to adversely affect the income produced by the related investments. If a tenant defaults, there may be delays and substantial costs in enforcing any rights. If a tenant files for bankruptcy, it may not be possible to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease. In such a case, any claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes under a lease that it intends to reject. In other circumstances, where a tenant’s financial condition has become impaired, the lease may be partially or wholly terminated in advance of the termination date in consideration for a lease termination fee that is likely less than the total contractual rental amount. Such termination will likely result in additional costs in the form of tenant improvements and leasing commissions related to efforts to lease the space to a new tenant.

Lease expirations, defaults and terminations may result in decreased revenues available to service our borrowers’ debt obligations, which could result in increased defaults under the related mortgage loans we hold.

Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement tenants are less than the lease payments received from the expiring or terminating corporate tenants. In addition, lease defaults or lease terminations by one or more significant tenants or the failure of tenants under expiring leases to elect to renew their leases could cause the borrower to experience long periods of vacancy with no revenue from a facility and to incur substantial capital expenditures and/or lease concessions in order to obtain replacement tenants. Such defaults or terminations would result in decreased revenues available to service the borrower’s debt obligations and could result in increased defaults under the related mortgage loans held by us.

We are subject to risks associated with our investments in Collateralized Mortgage Backed Securities.

CMBSs are a form of mortgage backed securities which are typically secured by commercial mortgages or commercial mortgage backed collateral. Commercial mortgage loans underlying CMBS are generally secured by income producing property, such as offices, malls, stores, industrial properties, multi-family housing or other commercial property, and may entail risks of delinquency and foreclosure.

CMBS are often backed by an underlying mortgage pool of only a few mortgage loans. A failure in performance of any one commercial mortgage loan in the underlying mortgage pool will have a much greater impact on the performance of the related CMBS. Credit risk relating to commercial mortgage backed transactions is, as a result, property-specific. In this respect, commercial mortgage backed transactions resemble traditional non-recourse secured loans.

Rates of defaults and losses on commercial mortgage loans, and the value of any commercial property, may be adversely affected by risks generally incident to interests in real property, including various events which the related borrower and/or manager of the commercial property, may be unable to predict or control, such as: changes in general or local economic conditions and/or specific industry segments; declines in real estate values; declines in rental or occupancy rates; increases in interest rates, real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God; environmental hazards; and social unrest and civil disturbances. If a commercial mortgage loan is in default, foreclosure of such commercial mortgage loan may be a lengthy and difficult process, and may involve significant expenses and potential liabilities.

Prepayments on the underlying commercial mortgage loans in an issue of CMBS will be influenced by the prepayment provisions of the related mortgage notes such as prepayment penalties and defeasement and may also be affected by a variety of economic, geographic and other factors, including the difference between the interest rates on the underlying mortgage loans (giving consideration to the cost of refinancing) and prevailing mortgage rates and the availability of refinancing. In general, if prevailing interest rates fall significantly below the interest rates on the related mortgage loans, the rate of prepayment on the underlying mortgage loans would be expected to increase. Conversely, if prevailing interest rates rise to a level significantly above the interest rates on the related mortgages, the rate of prepayment would be expected to decrease. Prepayments could reduce the yield received on the related CMBS issue.

Concentrations of CMBS of a particular type, as well as concentrations of CMBS issued or guaranteed by affiliated obligors, serviced by the same servicer or backed by underlying collateral located in a specific geographic region, may subject the CMBS to additional risk. CMBS issues may be subordinate in right of payment and rank junior to other securities that are secured by or represent an ownership interest in the same pool of assets. In general, subordinate classes are more sensitive to risk of loss and writedowns than senior classes of such securities.

In addition, it should be noted that the investment level information available to the Investment Manager at the time of making an investment decision regarding CMBS (and during the life of the investment) may be less compared to other debt investments.

We may be subject to lender liability claims, which may subject us to significant liability.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure prospective investors that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

We may invest in certain subordinated classes of securities, which may be the first or among the first to bear the losses and the last to receive payment of interest and principal.

Subject to maintaining our qualification as a REIT, we may from time to time invest in, CMBS, collateralized loan obligations, collateralized loan obligations (“CLOs”), CDOs, and other similar securities, which may be subordinated classes of securities in a structure of securities secured by a pool of mortgages or loans. Accordingly, such securities may be the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with only a nominal amount of equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS, CLOs or CDOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired.

Subordinate interests such as CMBS, CLOs, CDOs and similar structured finance investments generally are not actively traded and are relatively illiquid investments. Volatility in CMBS, CLO and CDO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.

With respect to the CMBS, CLOs and CDOs in which we have invested and may invest in the future, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CMBS, CLOs or CDOs, for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests.

The Investment Manager may be required to undertake investment analyses and decisions based on limited information or on an expedited basis, and no assurance can be given that the Investment Manager will have knowledge of all circumstances that may adversely affect an investment.

Investment analyses and decisions by the Investment Manager may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Investment Manager at the time of making an investment decision may be limited, and they may not have access to, or sufficient time to review, detailed information regarding the investment. In other cases, even where an investment is not required to be made on an expedited basis, the seller may not make certain information available either because such information is subject to confidentiality restrictions or otherwise. We may not receive access to all available information to fully determine the origination, credit appraisal, and underwriting practices utilized with respect to the investments or the manner in which the investments have been serviced and/or operated. Therefore, no assurance can be given that the Investment Manager will have knowledge of all circumstances that may adversely affect an investment. In addition, the Investment Manager expect to often rely upon independent consultants in connection with its evaluation of proposed investments. No assurance can be given as to the accuracy or completeness of the information provided by such independent consultants and we may incur liability as a result of such consultants’ actions.

We may be subject to risks associated with our entry into swap agreements and options on swap agreements.

Subject to maintaining our qualification as a REIT, we may enter into swap agreements and options on swap agreements, or swaptions. These agreements can be individually negotiated and structured to include exposure to a variety of different types of investments, asset classes or market factors. We, for instance, may enter into swap agreements with respect to interest rates, credit defaults, currencies, securities, indexes of securities and other assets or other measures of risk or return. Depending on their structure, swap agreements may increase or decrease our exposure to, for example, equity securities, long-term or short-term interest rates, foreign currency values, credit spreads or other factors. For example, if we enter into an interest rate swap and are paying a fixed amount, we will be exposed to the risks of a decrease in the variable interest rate and of consequently paying more than we are receiving. Alternatively, in the event that we are paying a floating amount, we will be exposed to the risks of an increase in the variable interest rate and of consequently paying more than we are receiving.

Swap agreements can take many different forms and are known by a variety of names. We are not limited to any particular form of swap agreement if consistent with our investment objective.

Whether our use of swap agreements or swaptions will be successful will depend on the Investment Manager’s ability to select appropriate transactions for us. Swap transactions may be highly illiquid and may increase or decrease the volatility of our Portfolio Investments. Moreover, we bear the risk of loss of the amount expected to be received under a swap agreement in the event of the default or insolvency of its counterparty. We will also bear the risk of loss related to swap agreements, for example, for breaches of such agreements or our failure to post or maintain required collateral. Many swap markets are relatively new and still developing. It is possible that developments in the swap markets, including potential government regulation, could adversely affect our ability to terminate existing swap transactions or to realize amounts to be received under such transactions.

We may be subject to risks associated with our entry into futures contracts and options on futures contracts.

Subject to maintaining our qualification as a REIT, we may enter into futures contracts. A “sale” of a futures contract means the incurring of a contractual obligation to deliver the securities called for by the contract at a specified price on a specified date. A “purchase” of a futures contract means the incurring of a contractual obligation to acquire the securities called for by the contract at a specific price on a specified date. The purchaser of a futures contract on an index agrees to take or make delivery on an amount of cash equal to the difference between a specified dollar multiple of the value of the index on the expiration date of the contract, or the current contract value, and the price at which the contract was originally struck. No physical delivery of the securities underlying the index is made. Options on futures contracts are rights to either buy or sell a particular futures contract during a specified period of time. If the price of the underlying futures contract does not become such that it would be advantageous to exercise an option during the life of such option, the option will expire valueless, resulting in a complete loss of the premium. However, the purchaser of an option may lose no more than the amount of the option premium.

In the futures markets, margin deposits are less than the notional value of the exposure represented by the futures contracts purchased or sold. In the forward, currency and certain other derivative markets, margin deposits may be even lower or may not be required at all. Such low margin deposits are indicative of the fact that any trading in these markets typically is accompanied by a high degree of leverage. Low margin deposits mean that a relatively small adverse price movement in a futures or forward contract may result in immediate and substantial losses to the investor. For example, if at the time of investment 10% of the price of a futures contract is deposited as margin, a 10% decrease in the price of the futures contract would, if the contract is then closed out, result in a total loss of the margin deposit before any deduction for the brokerage commission. Thus, like other leveraged investments, any purchase or sale of a futures, forward or other commodity contract may result in losses in excess of the amount invested.

We may be subject to risks associated with our entry into forward contracts and options on forwards contracts.

Forward contracts and options thereon, unlike futures contracts, are not traded on exchanges and are not standardized; rather, banks and dealers act as principals in these markets, negotiating each transaction on an individual basis. Forward and “cash” trading is substantially unregulated; there is no limitation on daily price movements and speculative position limits are not applicable. The principals who deal in the forward markets are not required to continue to make markets in the currencies or commodities they trade and these markets can experience periods of illiquidity, sometimes of significant duration. There have been periods during which certain participants in these markets have refused to quote prices for certain currencies or commodities or have quoted prices with an unusually wide spread between the price at which they were prepared to buy and that at which they were prepared to sell. Disruptions can occur in any market traded by us due to unusually high trading volume, political intervention or other factors. The imposition of controls by governmental authorities might also limit such forward trading to less than that which the Investment Manager would otherwise recommend, to our possible detriment. Market illiquidity or disruption could result in major losses to us.

Transactions denominated in foreign currencies subject us to foreign currency risks.

We may acquire assets in transactions denominated in foreign currencies, including in Euros or British pounds sterling, which exposes it to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as its income and distributions. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests.

Our performance may be adversely affected due to environmental risks, including climate change.

Due the nature of our investments, our performance may be adversely affected due to various environmental concerns, such as but not limited to changes in environmental laws and regulations, severe weather conditions and acts of God, environmental hazards and contamination at property sites, and other risks that may lead to environmental liability and other forms of liability.

There may be evidence of global climate change. Climate change creates physical and financial risk and some of our investments may be adversely affected by climate change. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. In December 2015, the United Nations, of which the U.S. is a member, adopted a climate accord, or the “Paris Agreement,” with the long-term goal of limiting global warming and the short-term goal of significantly reducing greenhouse gas emissions. The U.S. ratified the Paris Agreement, which entered into force on November 4, 2016. After initially withdrawing from the Paris Agreement, the U.S. rejoined effective February 19, 2021. As a result, some of our investments may become subject to new or strengthened regulations or legislation that could increase operating costs and/or decrease revenues.

Other Risks

There can be no assurance that we will be able to realize returns on our investments in a timely manner, or at all.

Because of the nature of our investment program, there can be no assurance that we will be able to realize returns on our investments in a timely manner or at all. It is uncertain as to when profits, if any, will be realized. Losses on unsuccessful investments may be realized before gains are realized on successful investments. The return of capital and realization of gains, if any, from an investment may not occur for a substantial period of time after the investor subscribes for Units.

The concentration of our investment portfolio in the commercial real estate sector may increase the losses suffered by us or reduce our ability to hedge our exposure and to dispose of depreciating assets.

In the normal course of making investments our behalf, the Investment Manager will be concentrated within the commercial real estate sector. Such concentration of risk may increase the losses suffered by us or reduce our ability to hedge our exposure and to dispose of depreciating assets. Limited diversity could expose us to losses disproportionate to market movements in general if there are disproportionately greater adverse price movements in those financial instruments or assets. Because we will be concentrated in the commercial real estate sector, the overall adverse impact on us of adverse movement in the value of our portfolio will be considerably greater than if we were not permitted to concentrate in such a manner.

A systemic failure in the financial markets could have a material adverse effect on our financial condition and operations and on the markets for the financial instruments in which we seek to invest.

Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This is sometimes referred to as a “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis. A systemic failure could have material adverse consequences on us and on the markets for the financial instruments in which we seek to invest.

We may invest in securities which are subject to restrictions on transfer or for which no liquid market exists.

We may invest in securities which are subject to legal or other restrictions on transfer or for which no liquid market exists. The market prices, if any, for such securities tend to be volatile and may not be readily ascertainable and we may not be able to sell them when we desire to do so or to realize what we perceive to be their fair value in the event of a sale. The sale of restricted and illiquid securities often requires more time and results in higher brokerage charges or dealer discounts and other selling expenses than does the sale of securities eligible for trading on national securities exchanges or in the over-the-counter markets. Restricted securities may sell at a price lower than similar securities that are not subject to restrictions on resale.

We may expose ourselves to risks if we engage in hedging transactions.

As described above, we may seek to hedge fluctuations in the relative values of our Portfolio Investments. Hedging against a decline in the value of a portfolio position does not eliminate fluctuations in the values of portfolio positions or prevent losses if the values of such positions decline, but establishes other positions designed to gain from those same developments, thus offsetting the decline in the value of the portfolio positions. Such hedging transactions also limit the opportunity for gain if the value of the portfolio position should increase. In addition, hedging transactions may adversely affect us because the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Code or that are done through a TRS) to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs. Moreover, it may not be possible for us to hedge against an exchange rate, interest rate or security price fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at a price sufficient to protect our assets from the decline in value of the portfolio positions anticipated as a result of such fluctuations.

The success of our hedging transactions is subject to the Investment Manager’s ability to correctly predict movements in and the direction of various economic factors and other events, including changes in currency exchange rates, market values and interest rates. Therefore, while we may enter into such transactions to seek to reduce such risks, such transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transaction. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged (or other risks being hedged) may vary. Moreover, for a variety of reasons, the Investment Manager may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings (or other risks) being hedged. Such imperfect correlation may prevent us from achieving the intended hedge or expose us to risk of loss. The successful utilization of hedging and risk management transactions requires skills complementary to those needed in the selection of our portfolio holdings. Moreover, the Investment Manager may determine not to hedge against, or may not anticipate, certain risks and the portfolios will always be exposed to certain risks that cannot be hedged, such as credit risk (relating both to particular securities and counterparties).

The Investment Manager may not anticipate a particular risk so as to hedge against it. In addition, hedging transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transaction. The success of our hedging strategy is subject to the Investment Manager’s ability to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of the investments in the portfolios being hedged. Since the characteristics of many securities change as markets change or time passes, the success of our hedging strategy is also subject to the Investment Manager’s ability to continually recalculate, readjust and execute hedges in an efficient and timely manner.

We may not successfully establish or maintain relationships with counterparties, and any such relationships may expose us to risk related to such counterparties.

We expect to establish relationships to obtain financing and engage in derivative transactions that permit us to trade in any variety of markets or asset classes over time; however, there can be no assurance that we will be able to maintain such relationships or establish such relationships. An inability to establish or maintain such relationships could limit our trading activities, create losses, preclude us from engaging in certain transactions, financing, derivative intermediation and counterparty services and prevent us from trading at optimal rates and terms. Moreover, a disruption in the financing, derivative intermediation and counterparty services provided by any such relationships before we establish additional relationships could have a significant impact on our business due to our reliance on such counterparties.

Some of the markets in which we may effect transactions are not “exchanged-based”, including “over-the-counter” or “interdealer” markets (i.e., principal to principal contracts between us and third parties entered into privately, rather than on an exchange). As a result, we are not afforded the regulatory and financial protections of an exchange or its clearinghouse (or of the government regulator that oversees such exchange and clearinghouse), and in privately negotiated transactions, the risk of the negotiated price deviating materially from fair value is substantial, particularly when there is no active market available from which to derive benchmark prices. This exposes us to the risk that a counterparty will not settle a transaction in accordance with its terms and conditions because of a dispute over the terms of the contract (whether or not bona fide) or because of a credit or liquidity problem, thus causing us to suffer a loss. Such “counterparty risk” is accentuated for contracts with longer maturities where events may intervene to prevent settlement, or where we have concentrated our transactions with a single or small group of counterparties. Furthermore, there is a risk that any of our counterparties could become insolvent and/or the subject of insolvency proceedings. If one or more of our counterparties were to become insolvent or the subject of insolvency proceedings, there exists the risk that the recovery of our securities and other assets from our counterparties, including but not limited to, broker-dealers, will be delayed or be of a value less than the value of the securities or assets originally entrusted to such counterparty.

We may use counterparties located in jurisdictions outside the United States. Such counterparties are subject to the laws and regulations in non-US jurisdictions that are designed to protect their customers in the event of their insolvency. However, the practical effect of these laws and their application to our assets are subject to substantial limitations and uncertainties. Because of the large number of entities and jurisdictions involved and the range of possible factual scenarios involving the insolvency of a counterparty, it is impossible to generalize about the effect of their insolvency on us and our assets.

We are not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with one counterparty. Moreover, the Investment Manager’s evaluation of the creditworthiness of our counterparties may prove insufficient. Our ability to transact business with any one or more counterparties, the lack of complete and “foolproof” evaluation of the financial capabilities of our counterparties and the absence of a regulated market to facilitate settlement may increase the potential for losses by us.

Risks associated with the COVID-19 pandemic may adversely affect our investments and operations.

The continuing spread of an infectious respiratory illness caused by a novel strain of coronavirus (known as COVID-19) has caused volatility, severe market dislocations and liquidity constraints in many markets, including investments the Company may acquire, and may adversely affect our investments and operations. The outbreak was first detected in December 2019 and subsequently spread globally. The transmission of COVID-19 and efforts to contain its spread have resulted in international and domestic travel restrictions and disruptions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, quarantines, event and service cancellations or interruptions, disruptions to business operations (including staff reductions), supply chains and consumer activity, as well as general concern and uncertainty that has negatively affected the economic environment. These disruptions have led to instability in the market-place, including credit market losses and overall volatility. The impact of COVID-19, and other infectious illness outbreaks, epidemics or pandemics that may arise in the future, could adversely affect the economies of many nations or the entire global economy, the financial performance of individual issuers, borrowers and sectors and the health of the markets generally in potentially significant and unforeseen ways.

We and our Investment Manager have in place business continuity plans reasonably designed to ensure that we maintain normal business operations, and that we, our portfolio and our assets are protected. However, in the event of a pandemic or an outbreak, such as the COVID-19 pandemic, there can be no assurance that we, the Investment Manager and service providers, or our borrowers, will be able to maintain normal business operations for an extended period of time or will not lose the services of key personnel on a temporary or long-term basis due to illness or other reasons. A pandemic or disease could also impair the information technology and other operational systems upon which we, the Investment Manager and service providers rely and could otherwise disrupt our respective abilities to perform essential tasks.

The foregoing has led to recessions in most developed countries in the world, and it could lead to increased market volatility, a greater number of market closures, higher default rates and adverse effects on the values and liquidity of securities or other assets. Such impacts, which may vary across asset classes, may adversely affect our performance, the performance of our investments, and an investment in us. In certain cases, an exchange or market may close or issue trading halts on either specific securities or even the entire market, which may result in us being, among other things, unable to buy or sell certain securities or financial instruments or to accurately price our investments.

While most businesses have reopened, vaccinations are underway and leading economic indicators have improved significantly, the overall extent and duration of COVID-19’s impact on businesses and economic activity generally remains unclear. The U.S. economy has experienced a strong recovery; however, the continuing strength of the recovery and the possibility of a new downturn resulting from a possible resurgence of COVID-19 remains uncertain. Various countries around the world, and certain areas of the U.S., have continued to experience surges in the rates of COVID-19 infections, which have resulted in part from the emergence and spread of virus variants (particularly the “delta variant” and the “omicron variant”). These ongoing circumstances surrounding the virus may adversely affect consumer sentiment and the durability of business re-openings, and they also may slow economic recovery and possibly cause additional market volatility and even a new downturn.

Governmental authorities and regulators throughout the world, such as the U.S. Federal Reserve, have in the past responded to major economic disruptions with changes to fiscal and monetary policy, including but not limited to, eviction and foreclosure moratoriums, direct capital infusions, new monetary programs and dramatically lower interest rates. Certain of those policy changes have been and continue to be implemented in response to the COVID-19 pandemic. Such policy changes may adversely affect the value, volatility and liquidity of dividend and interest paying assets. The effect of recent efforts undertaken by the U.S. Federal Reserve to address the economic impact of the COVID-19 pandemic, such as the reduction of the federal funds target rate, and other monetary and fiscal actions that may be taken by the U.S. federal government to stimulate the U.S. economy, are not yet fully known. The duration of the COVID-19 outbreak and its full impacts are also unknown, resulting in a high degree of uncertainty for potentially extended periods of time, especially in certain sectors in which we may make investments.

We may suffer losses as a result of the adverse impact of any future terrorist attacks or our investment properties’ inability to obtain affordable terrorism insurance, and these losses may adversely impact our results of operations.

Terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies, including the escalating conflict between Russia and Ukraine, may have an adverse impact on the U.S. financial markets and the economy in general. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others, particularly those secured by properties in major cities or properties that are prominent landmarks or public attractions. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

In addition, the enactment of the Terrorism Risk Insurance Act of 2002 (the “TRIA”) and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2015, which extended TRIA through the end of 2020, requires insurers to make terrorism insurance available under their property and casualty insurance policies and provides federal compensation to insurers for insured losses. However, this legislation does not regulate the pricing of such insurance. In December 2019, the Terrorism Risk Insurance Program Reauthorization Act of 2019 was enacted, which reauthorized TRIA through December 31, 2027. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Units less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

•	the last day of the fiscal year ending after the fifth anniversary of any initial public offer of our Units;

•	the year in which our total annual gross revenues first exceed $1.07 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•

the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Units held by nonaffiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. For as long as we are an emerging growth company, we are not required to (1) provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with any new or revised financial accounting standards applicable to public companies until such standards are also applicable to private companies under Section 102(b)(1) of the JOBS Act, (3) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (4) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (5) provide certain disclosure regarding executive compensation required of larger public companies or (6) hold advisory votes on executive compensation.

Once we are no longer an emerging growth company, so long as our units are not traded on a securities exchange, we will be deemed to be a “non-accelerated filer” under the Exchange Act, and as a non-accelerated filer, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, so long as we are externally managed by the Investment Manager and we do not directly compensate our executive officers, or reimburse the Investment Manager or its affiliates for salaries, bonuses, benefits and severance payments for any persons who also serve as one of our executive officers or as an executive officer of the Investment Manager, we do not have any executive compensation, making the exemptions listed in (5) and (6) above generally inapplicable.

We cannot predict if investors will find our units less attractive because we choose to rely on any of the exemptions discussed above.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. For so long as we remain an emerging growth company, we intend to take advantage of the extended transition period for complying with new or revised accounting standards.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We, directly or indirectly (including through a Subsidiary), invest in a portfolio of primarily debt investments, or participations therein, that may include, without limitation, the following: Directly Originated Loans; legacy, new issue, and single-borrower CMBSs; commercial real estate-related securities; performing, sub-performing and non-performing loans; and net lease assets. While we intend to focus mainly on loans directly secured by commercial real estate-related assets, we also have the flexibility, subject to compliance with the REIT qualification requirements, to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt. We may also invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with our investment objective.

Item 3. Legal Proceedings.

The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our Units. As of March 30, 2022 we had 4,193,767 units outstanding held by a total of approximately 560 Members.

Distribution Policy

We currently expect that cash dividends will be paid in the future. However, these dividends will be made at the discretion of our Manager and will depend upon, among other things, our actual results of operations and liquidity.

We expect to distribute (i) Current Income on a quarterly basis (except for such Members that have opted into the Reinvestment Plan) and (ii) Investment Proceeds at such times as determined by the Company. We intend to make sufficient distributions to maintain our qualification as a REIT and retain ultimate discretion on whether to make distributions and the timing thereof.

Current Income may be reinvested (pursuant to a Reinvestment Election) or distributed (pursuant to a Distribution Election), in each case as further described below in “Reinvestment Plan.”

Distributions made to a Member that represent a return of capital (and not Current Income) will be added back to such Member’s remaining Capital Commitment and will be subject to recall; provided that in no event will a Member’s remaining Capital Commitment be increased above its Capital Commitment.

Amounts subject to reinvestment may be withheld from distributions that would otherwise be made to the Members. Any investment funded using recycled proceeds will be subject to the investment and other limitations described herein.

The right of any Member to receive distributions is subject to the provision by the Company for all Company liabilities in accordance with Delaware law and for estimated accrued expenses, liabilities or contingencies, even if such reserves are not required by U.S. GAAP.

Unless a unitholder elects to reinvest distributions in Units under our Reinvestment Plan, we intend to make such distributions in cash.

Reinvestment Plan

With respect to each Capital Commitment made by a Member at a Closing, the Member will be required to either (i) opt into our Reinvestment Plan, which we refer to as a Reinvestment Election, whereby the Member will have its Current Income distributions automatically withheld and reinvested into the Company (with additional Units of the Company corresponding to such reinvestment being issued to such Member), or (ii) opt out of the Reinvestment Plan, which we refer to as a Distribution Election, in each case, as elected in the Subscription Agreement of such Member. Any Member that does not make any such election in its Subscription Agreement will, by default, be deemed to have made a Distribution Election.

A Member may elect to change its election from a Distribution Election to a Reinvestment Election (and vice-versa) by providing written notice to us no later than September 30th in any given fiscal year, to go into effect for the following fiscal year. Notwithstanding the foregoing, we may, in its sole and absolute discretion, accept such written notices on a later date. Such election may only be revoked prior to September 30th of such year unless otherwise determined by us. A Member who provides timely notice in a fiscal year to change its election from a Reinvestment Election to a Distribution Election for the upcoming fiscal year will not receive Current Income distributions for income generated during the fourth quarter as the amount of such distributions will be reflected in its NAV per Unit as of the date of the change in election. Accordingly, the first applicable distribution or reinvestment of Current Income (as applicable) with respect to such Member will not reflect such Member’s election change.

We will confirm to each Member each distribution or reinvestment of Current Income (as applicable) made pursuant to the Reinvestment Plan as soon as practicable following the date of such distribution or reinvestment of Current Income. With respect to Units that are subject to a reduced Management Fee, such reduced Management Fee will attach and apply to any corresponding Units issued pursuant to the Reinvestment Plan. We will pay for any expenses for administering the Reinvestment Plan. We may terminate the Reinvestment Plan upon notice in writing mailed to each Member at least 30 days prior to the effectiveness of such termination. We may amend or supplement Reinvestment Plan at any time. We will at all times act in good faith and use our best efforts within reasonable limits to ensure the full and timely performance of all services to be performed pursuant to the Reinvestment Plan and to comply with applicable law, but we assume no responsibility and shall not be liable for loss or damage due to errors.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item  6 [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Annual Report.

Overview

We are a Delaware limited liability company formed on June 1, 2021 to operate as a private investment fund generally for qualified US investors. We intend to qualify and elect to be taxed as a REIT under the Code. Our Board was appointed to serve the Company. However, pursuant to the Management Agreement between us and the Investment Manager, the Board delegated to the Investment Manager all rights, power, authority, discretion, duties and responsibilities in respect of the Company, including without limitation, responsibility for the investment activities of the Company and the day-to-day management and administration of the Company. The Board remains responsible for overseeing the performance of the Investment Manager. The investment management services provided by the Investment Manager are in accordance with our investment objectives and policies, subject to the oversight by the Board. To achieve certain tax, regulatory and/or administrative efficiencies, we may invest through or otherwise utilize one or more Subsidiaries that are managed and/or sponsored by the Investment Manager or its affiliates. The discussion in this Annual Report relating to investments made by us or other actions may relate to such investments or other actions made by a Subsidiary, as applicable. Our investment objective is to generate attractive risk-adjusted returns through a diversified portfolio of commercial real estate-related investments that are predominantly credit investments secured by commercial real estate located in the United States, principally through investments made pursuant to the investment program described herein.

We, directly or indirectly (including through a Subsidiary), will invest in Portfolio Investments that may include, without limitation, the following: Directly Originated Loans; legacy, new issue, and single-borrower CMBSs; commercial real estate-related securities; performing, sub-performing and non-performing loans; and net lease assets. While we intend to focus primarily on loans directly secured by commercial real estate-related assets, we will also have the flexibility, subject to compliance with the REIT qualification requirements, to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt. We may also invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with our investment objective. We retain ultimate discretion on our investment profile.

Income

Our investment objective is to generate attractive risk-adjusted returns through investments primarily in loans secured by high quality commercial real estate properties located in the United States. The Investment Manager will seek to prioritize capital preservation and stable income for investors by building a portfolio of investments primarily through Directly Originated Loans secured by high-quality commercial real estate properties, including senior mortgage loans, mezzanine loans, and B-notes. Our investment strategy also allows for the acquisition of discounted loans with room to restructure in order to improve recoverability above the price paid or achieve an enhanced income stream. To a lesser extent, the Investment Manager will invest in the following: legacy, new issue, and single-borrower CMBSs; commercial real estate-related securities; performing, sub-performing and non-performing/distressed loans; and net lease assets. While we intend to focus mainly on loans directly secured by commercial real estate-related assets, we will also have the flexibility to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt, and may invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with the investment objective. This embedded diversification enables the Team to invest across real estate debt opportunities in various stages of an economic cycle, and to capitalize on dislocations in the markets over time.

We plan to generate revenue in the form of cash dividends, interest and other similar cash distributions received by the Company in respect of its investments, as well as principal repayment or sale or distribution proceeds in respect of such investments.

Expenses

Our primary operating expenses will include the payment of fees to the Investment Manager pursuant to the Management Agreement and the LLC Agreement, payment of fees to the Administrator pursuant to the Administration Agreement and reimbursement of the Investment Manager or its affiliates for Organizational Expenses. See Item 1. Business—Investment Manager Fees for a description of fees payable to our Investment Manager under the Management Agreement and the LLC Agreement.

We will reimburse the Investment Manager for Organizational Expenses. Pursuant to an Expense Limitation Agreement, the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap will be maintained until the third anniversary of the Initial Closing Date. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be reimbursed by the Company during the period of time following the end of the amortization period and ending on the third anniversary of the start of the amortization period, provided that no reimbursement payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, and reserves for and costs associated with determining current expected credit losses, will not be included as Company Expenses for purposes of calculating the expense cap.

The Administrator receives negotiated fees paid out of our assets based upon the nature and the extent of services performed by the Administrator. We reimburse the Administrator for all reasonable out-of-pocket expenses.

We will bear all direct costs, fees and expenses incurred in connection with our management and operations, including but not limited to the following, which we refer to as “Company Expenses”:

•

investment expenses (including any expenses that the Investment Manager reasonably determines to be related to investments, including expenses related to due diligence, sourcing, purchasing, structuring, originating, disposing, monitoring, financing or hedging of our or each Subsidiary’s assets, such as brokerage commissions, expenses relating to clearing and settlement charges, custodial fees, bank service fees and interest expense, whether or not the investment was consummated);

•	expenses related to owning and operating real assets;

•

servicing fees and expenses including such expenses incurred or such fees paid to the Investment Manager or its affiliate in its capacity as servicer if the Company believes the Investment Manager or its affiliate can provide such services more effectively and at a cost that is comparable to prevailing market rates for such services;

•	expenses incurred in connection with collection of monies owed to the Company or any Subsidiary;

•	expenses relating to compliance with REIT qualification requirements;

•	costs for forming and maintaining any Subsidiaries;

•

expenses arising out of or related to the foreclosure on collateral securing one or more investments of the Company, and, thereafter, expenses associated with holding, valuing, disposing of, trading, financing, negotiating and structuring such foreclosed collateral (including the costs of structuring, establishing, maintaining and liquidating any vehicles established to hold or facilitate the holding of such foreclosed collateral);

•	legal expenses;

•

professional fees (including, without limitation, expenses of asset managers, consultants and experts or master servicing or special servicing fees payable to a third party servicer or to the Investment Manager or its affiliates) relating to investments;

•	accounting expenses;

•	auditing and tax preparation and other tax-related expenses;

•

research-related expenses to the extent that such services fall within the safe harbor of Section 28(e) of the Exchange Act (including, without limitation, news and quotation services, market data services, and fees to third-party providers of research and/or portfolio risk management services);

•	travel-related expenses (including costs related to transportation, lodging and accommodations, meals and entertainment);

•	interest expense, initial and variation margin requirements, appraisal fees and expenses;

•	broken deal expenses and other transactional charges;

•

fees or costs, and all other out-of-pocket expenses incurred in connection with the preparation and distribution of reports to the Members and the operation and administration of the Company’s costs and expenses incurred in connection with the organization and offering and sale of Units (including, without limitation, all legal expenses, printing and mailing costs, insurance costs, filing and registration fees);

•	the Management Fee;

•	the Incentive Fee;

•	the costs and expenses of third-party risk management products and services (including, without limitation, the costs of risk management software or database packages);

•

any insurance, indemnity or litigation expense (including premiums for policies taken out to cover members of the Board and officers of the Investment Manager, regardless of whether or not those policies cover liability that is not indemnifiable pursuant to the terms of the LLC Agreement);

•	fees of the Administrator;

•	expenses associated with the Company’s or any Subsidiary’s administrative and reporting costs, financial statements and tax returns, including the meeting expenses of the Board or the Members;

•	expenses related to regulatory compliance;

•	expenses related to the procurement, maintenance, enhancement and use of software programs and systems;

•

expenses of certain in-house services performed by the Investment Manager in respect of the Company if the Investment Manager believes it can provide such services more effectively and at a cost that is comparable to prevailing market rates for such services;

•

compensation payable to the Company’s chief financial officer, chief accounting officer and other staff of the Company (which such compensation shall be allocated among the Company and other applicable clients of the Investment Manager on a basis that the Investment Manager believes in good faith to be fair and reasonable);

•	expenses incurred in connection with complying with provisions in other agreements, including “most favored nations” provisions;

•

any extraordinary expenses (including, to the extent permitted by law, if applicable, indemnification or litigation expenses and any judgments or settlements paid in connection therewith or other costs or expenses arising therefrom);

•	any taxes, fees or other governmental charges levied against the Company;

•	wind-up and liquidation expenses (and expenses comparable to the foregoing); and

•	other similar expenses related to the Company.

Generally, Company Expenses (other than any expenses that we determine in our sole discretion should be reflected in the NAV of the Units held by a particular Member) will be reflected in the NAV of Units of all of the Members on a pro rata basis. To the extent that Company Expenses are borne by the Investment Manager or its affiliates, we will reimburse such party for such expenses.

Portfolio Summary

As of December 31, 2021, the Company had made investments of $83,445,000 in two floating rate loans. These loans had a weighted average interest rate of 3.45% and weighted average remaining term of 2.8 years.

Portfolio Investment Activity

For the year ended December 31, 2021, the Company invested $83,445,000 in two new loans.

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of December 31, 2021:

Investment	Balance	Loan Structure	Property Type	Geographic Location
Loan 1	$39,745,000	First Lien	Multifamily	California
Loan 2	$43,700,000	First Lien	Industrial	Mississippi

Factors Impacting Operating Results

Our results of operations are affected by a number of factors and primarily depend on, among other things, the level of the interest income generated by the Company from targeted assets, the market value of our assets and the supply of, and demand for, real estate-related loans, including mezzanine loans, first mortgage loans, subordinated mortgage loans, preferred equity investments and other loans related to high quality commercial real estate in the United States, and the financing and other costs associated with our business. Interest income and borrowing costs of the Company may vary as a result of changes in interest rates, which could impact the net interest we receive on our assets. Our operating results may also be impacted by conditions in the financial markets and unanticipated credit events experienced by borrowers under our loan assets.

Market Risk

The Company’s loans are highly illiquid and there is no assurance that it will achieve its investment objectives, including targeted returns. Due to the illiquidity of the loans, valuation of the Company’s loans may be difficult, as there generally will be no established markets for these loans.

The COVID-19 pandemic has resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. U.S. financial markets, in particular, are experiencing limited liquidity and forced selling by certain market participants with insufficient liquidity available to meet current obligations, which puts further downward pressure on asset prices.

Credit Risk

Credit risk represents the potential loss that the Company would incur if the borrowers failed to perform pursuant to the terms of their obligations to the Company. The Company manages exposure to credit risk by limiting exposure to any one individual borrower and any one asset class. Additionally, the Company employs an asset management approach and monitors the portfolio of loans through, at a minimum, quarterly financial review of property performance including net operating income and the debt yield. The Company also may require certain borrowers to establish a cash reserve, for the purpose of providing for future interest or property-related operating payments.

The performance and value of the Company’s loans depend upon the sponsors’ ability to operate or manage the development of the respective properties that serve as collateral so that each property’s value ultimately supports the repayment of the loan balance. Mezzanine loans and preferred equity investments are subordinate to senior mortgage loans and, therefore, involve a higher degree of risk. In the event of a default, mezzanine loans and preferred equity investments will be satisfied only after the senior lender’s investment is fully recovered. As a result, in the event of a default, the Company may not recover all of its investments.

In addition, the Company is exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond its control. The Company seeks to manage these risks through its underwriting and asset management processes.

The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. These negative conditions may persist into the future and impair the Company’s borrowers’ ability to pay principal and interest due to the Company under its loan agreements.

The Company maintains all of its cash at financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation.

Concentration Risk

The Company holds real estate-related loans. Thus, its loan portfolio may be subject to a more rapid change in value than would be the case if it were required to maintain a wide diversification among industries, companies and types of loans. The result of such concentration in real estate assets is that a loss in such loans could materially reduce the Company’s capital.

Liquidity Risk

Liquidity risk represents the possibility that we may not be able to sell, directly or indirectly, our equity interest in the Company at a reasonable price in times of low trading volume, high volatility and financial stress.

Interest Rate Risk

Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of our interest-bearing financial instruments. With respect to the Company’s business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of real estate-related loans to decline; (iii) coupons on variable rate loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of the Company’s investments, prepayments on real estate-related loans to slow, and (v) to the extent we enter into interest rate swap agreements as part of the Company’s hedging strategy, the value of these agreements to increase.

Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to decrease; (ii) the value of real estate-related loans to increase; (iii) coupons on variable rate real estate-related loans to reset, although on a delayed basis, to lower interest rates (iv) to the extent applicable under the terms of the Company’s investments, prepayments on real estate-related loans to increase, and (v) to the extent the Company enters into interest rate swap agreements as part of its hedging strategy, the value of these agreements to decrease.

Prepayment Risk

Prepayments can either positively or adversely affect the yields on the Company’s loans. Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If the Company does not collect a prepayment fee in connection with a prepayment or are unable to invest the proceeds of such prepayments received, the yield on the portfolio will decline. In addition, the Company may acquire assets at a discount or premium and if the asset does not repay when expected, the anticipated yield may be impacted. Under certain interest rate and prepayment scenarios the Company may fail to recoup fully its cost of acquisition of certain loans.

Extension Risk

Extension risk is the risk that the Company’s assets will be repaid at a slower rate than anticipated and generally increases when interest rates rise. In which case, to the extent the Company has financed the acquisition of an asset, the Company’s may have to finance its asset at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected, adversely impacting its net interest spread, and thus its net interest income.

Real Estate Risk

The market values of commercial and residential mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; pandemics; natural disasters and other acts of god. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause the Company to suffer losses. Market volatility has been particularly heightened due to the COVID-19 global pandemic. COVID-19 has disrupted economic activities and could have a continued significant adverse effect on economic and market conditions including limited lending from financial institutions, depressed asset values, and limited market liquidity.

Use of Leverage

The Company deploys moderate amounts of leverage as part of its operating strategy, which may consist of borrowings under first mortgage financings, warehouse facilities, term loans, repurchase agreements and other credit facilities. While borrowing and leverage present opportunities for increasing total return, they may have the effect of potentially creating or increasing losses.

Results of Operations

The following table presents the results of our operations for the year ended December 31, 2021:

For the Period from June 1, 2021 (Formation) to December 31, 2021
Net interest income (loss)
Interest income net of amortization/accretion	$79,423
Interest expense	(70,136)
Provision for credit losses	(372,046)

Total net interest loss	(362,759)

Operating expenses
Management fees	31,794
Professional fees	226,024
Administration and custodian fees	36,298
Organization expenses	278,504
Other expenses	10,000

Total operating expenses	582,620

Other income
Reimbursement – Investment Manager (see Note 7)	537,901
Waived Management Fees	31,794

Total other income	569,695

Net loss	$(375,684)

Net loss per unit (basic and diluted)
Net loss per unit (basic and diluted)	(0.18)
Weighted average units outstanding	2,120,510

Investment Income

During the year ended December 31, 2021, the Company’s investment income was comprised of $(375,684). The income for the period was negative as the provision for credit losses required under accounting standards exceeded the amount of interest income net of amortization/accretion earned during the period.

Net Increase in Members’ Capital Resulting from Operations

For the year ended December 31, 2021, the net increase in members’ capital resulting from operations was $(375,684) million, primarily driven by the provision for credit losses and operating expenses, partially offset by interest income and waivers of fees and expense reimbursements.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) cash flows from our operations, (ii) any financing arrangements now existing or that the Company may enter into in the future and (iii) any future offerings of our equity or debt securities. We may fund a portion of its investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

The Company’s primary use of funds from a credit facility will be investments in Portfolio Investments, cash distributions to Members and the payment of operating expenses.

Cash and cash equivalents as of December 31, 2021, taken together with the Company’s uncalled Capital Commitments of $130,254,628 and the potential for additional borrowings under the Credit Facility, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.

State Street Credit Facility

On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders.

As of December 31, 2021, the Company had $64,400,000 outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For further details, see “Note 6. Line of Credit Payable,” to the Company’s financial statements.

Cash Flows Provided by Operating Activities

For the year ended December 31, 2021, cash flows provided by operating activities were $233,894.

Cash Flows Used by Investing Activities

For the year ended December 31, 2021, cash flows used by investing activities were $82,552,670, primarily driven by expenditures to originate new loans.

Cash Flows Provided by Financing Activities

For the year ended December 31, 2021, cash flows provided by financing activities were $85,416,651, primarily driven by the issuance of common units and borrowings on the Credit Facility.

Critical Accounting Policies and Use of Estimates

This discussion of our expected operating plans is based upon our financial statements, which will be prepared in accordance with U.S. GAAP. The preparation of these financial statements will require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future financial statements.

Valuation of Investments

Loan Receivables

The Company originates and purchases commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost.

Debt Securities Held-to-Maturity

Debt securities classified as held-to-maturity are held at amortized cost, as we have the intent and ability to hold these securities until maturity.

Provision for Loan Losses

The provision for loan losses reflects the Company’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The provision for loan losses includes a portfolio-based, general component and an asset-specific component.

The Company estimates its portfolio-based loan loss provision based on its historical loss experience and expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets are aged and approach maturity and ultimate refinancing where applicable. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

The asset-specific reserve component relates to reserves for losses on individually impaired loans. The Company evaluates each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less the estimated costs to sell, if recovery of the Company’s investment is expected solely from the collateral. The Company generally will use the direct capitalization rate valuation methodology or the sales comparison approach to estimate the fair value of the collateral for such loans and in certain cases obtain external appraisals. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

The Company’s loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic submarket in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management and underwriting personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data and ultimately presented to management for approval.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans. Generally, when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset concessions granted should conditions impacting the loan improve. The Company’s determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired, assessed for specific reserves, and are not included in the Company’s assessment of the portfolio-based general reserve. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company’s current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary.

The Company designates non-accrual loans at such time as, in the opinion of the Company, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Income recognition will be suspended when a loan is designated non-accrual and resumed only when the suspended loan becomes contractually current and performance is demonstrated to have resumed. Any interest received for loans on non-accrual status will be applied as a reduction to the unpaid principal balance. A loan will be written off when it is no longer realizable and legally discharged.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments (Topic 326) (“ASU 2016-13”) and in April 2019, the FASB issued ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), collectively, the “CECL Standard.” These updates change how entities will measure potential credit losses for most financial assets and certain other instruments that are not measured at fair value. The CECL Standard replaces the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost. The net carrying value of an asset under the CECL Standard is intended to represent the amount expected to be collected on such asset and requires entities to deduct allowances for potential losses on held-to-maturity debt securities. The Company will continue to record asset-specific reserves consistent with our existing accounting policy.

Accounting for Securities

Security transactions are recorded on a trade-date basis. We measure realized gains or losses from the repayment or sale of investments using the specific identification method. The amortized cost basis of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees. We report changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation (depreciation) on investments in the statement of operations.

Revenue Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent that we expect to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with our debt investments, and market discount or premium are capitalized and accreted or amortized into income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based on a straight line up to the maturity date of the loan. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as income.

Operating Lease Income and Tenant Recoveries

A lease is evaluated for classification as operating or finance leases at the commencement date of the lease. Right-of-use assets and corresponding liabilities are recognized on the Company’s balance sheet based on the present value of future lease payments relating to the use of the underlying asset during the lease term. Future lease payments include fixed lease payments as well as variable lease payments that depend upon an index or rate using the index or rate at the commencement date and probable amounts owed under residual value guarantees. The amount of future lease payments may be increased to include additional payments related to lease extension, termination, and/or purchase options when the Company has determined, at or subsequent to lease commencement, generally due to limited asset availability or operating commitments, it is reasonably certain of exercising such options.

The Company uses its incremental borrowing rate as the discount rate in determining the present value of future lease payments, unless the interest rate implicit in the lease arrangement is readily determinable. Lease payments that vary based on future usage levels, the nature of leased asset activities, or certain other contingencies, are not included in the measurement of lease right-of-use assets and corresponding liabilities. The Company has elected not to record assets and liabilities on its balance sheet for lease arrangements with terms of 12 months or less. Tenant recoveries related to reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, and other operating expenses are recognized as revenue in the period during which the applicable expenses are incurred.

Certain arrangements may contain both lease and non-lease components. The Company determines if an arrangement is, or contains, a lease at contract inception. Only the lease components of these contractual arrangements are subject to the provisions of ASC Topic 842. Any non-lease components are subject to other applicable accounting guidance.

Management Fees

We accrue for the Management Fee and Incentive Fee as part of the quarterly valuation of the Company, or as otherwise provided in the LLC Agreement.

Federal Income Taxes

We intend to qualify and elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year that begins on the date of our Initial Closing. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, to Members. Our intention is to adhere to the REIT qualification requirements and to maintain our qualification for taxation as a REIT.

As a REIT, we are generally not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to Members. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to U.S. federal income taxes at regular corporate rates and we may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income and excise taxes on undistributed taxable income. Taxable income from non-REIT activities is subject to U.S. federal, state, and local income taxes at the applicable rates.

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We perform an annual review for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the financial statements.

Deferred Financing Costs

The deferred financing costs that are included as a reduction in the net book value of the related liability on our balance sheets include issuance and other costs related to our debt obligations. These costs are amortized as interest expense using the effective interest method over the life of the related obligations.

Other Contractual Obligations

We will enter into certain contracts under which we have material future commitments. We entered into a Management Agreement with the Investment Manager. Under the Management Agreement, the Investment Manager is responsible for:

•	managing and supervising the development of our Private Offering;

•	obtaining market research and economic and statistical data in connection with the investment objectives and policies discussed herein;

•

identifying, sourcing, evaluating and monitoring investment opportunities consistent with the investment objectives and policies discussed herein, including but not limited to, locating, analyzing and selecting potential investments and, within the discretionary limits and authority granted to the Investment Manager by the Board, making investments in and dispositions of our assets;

•

structuring and conducting negotiations on our behalf with respect to prospective acquisitions, purchases, sales, exchanges or other dispositions of investments, with sellers, purchasers, and other counterparties and, if applicable, their respective agents, advisors and representatives, and determining the structure and terms of such transactions;

•	serving as advisor with respect to decisions regarding any of our financings and hedging strategies;

•	engaging and supervising various service providers on our behalf;

•	providing accounting and administrative services, including but not limited to, the performance of administrative functions required for day-to-day operations; and

•	managing communications with Members, including written and electronic communications, and establishing technology infrastructure to assist in supporting and servicing Members.

For these services, we pay (i) a quarterly Management Fee in respect of each Member, in arrears, equal to the Applicable Percentage of such Member multiplied by the sum of (A) the NAV of the Units and (B) all unfunded commitment amounts under any Portfolio Investments with ongoing funding obligations (e.g., delayed-draw term loans), each of (A) and (B) as of the last day of each calendar quarter pursuant to the Management Agreement and (ii) an incentive fee based on our performance pursuant to the LLC Agreement. See “Item 1. Business—Investment Manager Fees.”

We entered into an Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator acts as administrator to the Company and provides accounting, NAV calculation and certain other administrative services to us. See “Item 1. Business—Administration Agreement.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. Because we expect that most of our investments will bear interest at floating rates, we anticipate that an increase in interest rates would have a corresponding increase in our interest income that would likely offset any reduction in our net investment income. However, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the global COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets.

Assuming that the statement of assets and liabilities as of December 31, 2021 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(13,763)	$(108,906)	$95,143
Up 100 basis points	749,073	644,000	105,073
Up 200 basis points	1,583,523	1,288,000	295,523
Up 300 basis points	2,417,973	1,932,000	485,973

In addition, any investments we make that are denominated in a foreign currency are subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 8. Financial Statements and Supplementary Data.

Information required by this Item is included beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s principal executive and principal financial officers have concluded that the Company’s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of the Company’s principal executive and financial officers, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the period ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our LLC Agreement, which we entered into as of the date of the Initial Closing, provides that a Board will be appointed to serve the Company. However, pursuant to our Management Agreement, the Board delegates to the Investment Manager all rights, power, authority, discretion, duties and responsibilities in respect of the Company, including without limitation, responsibility for our investment activities and our day-to-day management and administration. The Board remains responsible for overseeing the performance of the Investment Manager.

Board of Directors and Executive Officers

Directors

The Board is comprised of at least 3 directors but not more than 9 directors. Each of our directors is an employee of, or otherwise affiliated with, the Investment Manager or its affiliates. None of our directors are independent. One or more additional or replacement directors, including persons that may be affiliated with the Investment Manager or its affiliates, may be appointed by the Board, as determined by the Board in its sole discretion. Each director shall hold office until such director’s earlier resignation, death or incapacity. Any director may resign at any time by submitting his or her written resignation to the Board. Information regarding our Board is as follows:

Name	Age
Matthew Bass	42
Peter J. Gordon	51
Edward Gellert	55
Marguerite Brogan	64

The address for each of our directors is AB Commercial Real Estate Private Debt Fund, LLC, 1345 Avenue of the Americas, New York, New York 10105.

Executive Officers

The Company has no executive officers. The Board may, but is not required to, appoint such officers as may be necessary or appropriate for the conduct of the Company’s business, subject to the supervision and control of the Board. In the Board’s discretion, it may choose not to fill any office for any period as it may deem advisable. Any officer designated by the Board will have such authority and perform such duties as is customary for an officer of such type for a Delaware corporation or as the Board may, from time to time, delegate to such officer. Each officer will hold office until his or her successor shall be duly designated and shall have qualified as an officer or until his or her death or until he or she shall resign or shall have been removed pursuant to the LLC Agreement.

Biographical Information

Directors

Please see “Item 1. Business—Investment Program—The Investment Manager” for biographical information about our directors. We have determined that each of the directors is qualified to serve as our director, based on a review of the experience, qualifications, attributes and skills of each director, including those described above. We have determined that each director has significant experience in the investment or financial services industries and has held management or oversight positions in other companies and organizations. Messrs. Bass, Gordon and Gellert and Ms. Brogan each have investment and finance experience as senior executive officers, which has led us to believe that each is qualified to serve as a director.

Code of Ethics

The Company and the Investment Manager have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. The code of ethics applies to, among others, the Company’s senior officers, including its principal executive and financial officers, as well as every officer, director and employee of the Company. The Company’s codes of ethics generally do not permit investments by its employees in securities that may be purchased or held by the Company. Persons subject to this code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. A copy of the Company’s code of ethics is available to the Members on the Company’s website: www.alliancebernstein.com/corporate/management/corporate-governance.htm.

Committees of the Board of Directors

The Board does not have any committees, but may establish committees in the future. All directors are expected to attend least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Company requires each director to make a diligent effort to attend all Board and committee meetings.

Audit Committee

We do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. Due to our limited operations and level of activity, which primarily consists of commencing initial investment activity and raising capital, the Board believes that the services of an audit committee financial expert are not warranted.

Item 11. Executive Compensation.

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Services necessary for our business will be provided by individuals who are employees of the Investment Manager, the Administrator or their affiliates, pursuant to the terms of the Management Agreement and the Administration Agreement, as applicable. Our day-to-day investment and administrative operations will be managed by the Investment Manager and the Administrator. Most of the services necessary for the origination and administration of our investment portfolio will be provided by investment professionals employed by the Investment Manager, the Administrator or their affiliates. If appointed, none of our executive officers will receive direct compensation from us. See “Item 1. Business—Staffing” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons; Policies and Procedures for Review of Related Party Transactions—Management Agreement and LLC Agreement.”

Compensation of Directors

No compensation is expected to be paid to our directors, each of whom is an employee of, or otherwise affiliated with, the Investment Manager or its affiliates.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee because our executive officers and directors do not receive any direct compensation from the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 30, 2022, the beneficial ownership of Units of our directors and each person known to the Company to beneficially own 5.0% or more of the outstanding Units.

The percentage ownership is based on 4,193,767 Units outstanding as of March 30, 2022. As of such date, there were no Units subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Company’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Units beneficially owned. The address for each listed individual is c/o AB Commercial Real Estate Private Debt Fund, LLC, 1345 Avenue of the Americas, 41st Floor, New York, NY 10105.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Beneficial owners of 5% or more	—	*	%
Directors
Matthew Bass	—	*
Peter J. Gordon	—	*
Edward Gellert	—	*
Marguerite Brogan	480.837	*
All Directors as a group (4 persons)	480.837	*

*	Represents less than 1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons; Policies and Procedures for Review of Related Party Transactions

The Investment Manager

The Investment Manager (which for purposes of this Item 13 shall mean, collectively, AllianceBernstein L.P., its affiliates, and their respective partners, members, managers, directors, officers, employees or agents) engages in a broad spectrum of activities including, among other things, financial advisory services, investment management, broker-dealer activity and research publication. The Investment Manager or accounts managed by it may also perform or seek to perform banking, credit or other financial services for accounts managed by the Investment Manager or others. These relationships may pose a number of actual and potential conflicts of interest between the Investment Manager, on the one hand, and the Company, on the other. While conflicts of interest are inherent to the relationships among the Investment Manager and its affiliates, merely because an actual or potential conflict of interest exists does not necessarily mean that it will be acted upon to the detriment of the Company. The following briefly summarizes some of these conflicts, but is not intended to be an exclusive list of all such conflicts and additional conflicts of interest may arise that are not presently known or are not presently anticipated by the Investment Manager. Dealing with conflicts of interest is complex and difficult, and new and different types of conflicts may subsequently arise. There can be no assurance that the Investment Manager will be able to resolve all conflicts in a manner that is favorable to the Company. By acquiring Units, each Member will be deemed to have acknowledged the existence of actual and potential conflicts of interest and to have waived any claim with respect to the existence of any such conflict of interest.

As a registered investment adviser under the Advisers Act, the Investment Manager is required to file Part 1A and Part 2A of the Form ADV with the SEC. Form ADV contains information about assets under management, types of fee arrangements, types of investments, potential conflicts of interest, and other relevant information regarding the Investment Manager. A copy of Part 1A and Part 2A of the Investment Manager’s Form ADV is available on the SEC website (www.adviserinfo.sec.gov). Prospective investors are urged to consult the Investment Manager’s Form ADV for additional conflicts disclosure.

Devotion of Time; Other Investment Accounts/Vehicles

The Investment Manager and its affiliates devote as much of their time to the activities of the Company as the Investment Manager and its affiliates deem necessary and appropriate.

The Investment Manager or its affiliates currently manage and may in the future manage and advise other investment accounts and/or vehicles (including but not limited to those managed on behalf of the Investment Manager’s affiliates), (collectively, “Other Accounts”), which may have similar or overlapping investment objectives, in whole or in part, to those of the Company. We may, in certain circumstances, invest with or otherwise participate alongside such Other Accounts on a basis that the Investment Manager considers fair, reasonable and equitable. Not all investments which are consistent with our investment objectives will necessarily be presented to us. In addition, in some instances, our investments may be made available to and shared with Other Accounts (including but not limited to those managed for the benefit of the Investment Manager’s affiliates) or third party co-investors. Certain Other Accounts have or will have substantially the same investment objective us and until the earlier to occur of the end of these Other Accounts’ commitment periods (as applicable) and the time their respective commitments have been substantially fully invested or reserved, investment opportunities are expected to be allocated between these Other Accounts and the Company on a basis that the Investment Manager believes in good faith to be fair and reasonable. To the extent that we hold a Portfolio Investment that is different (or more senior) than those held by such Other Accounts, the Investment Manager may be presented with decisions involving circumstances where the investments of such Other Accounts are in conflict or competition with ours, particularly where an investment becomes distressed. In that regard, actions may be taken for the Other Accounts that are adverse to the Company. In addition, it is possible that in a bankruptcy proceeding our interest may be subordinated or otherwise adversely affected by virtue of the involvement and actions of such Other Accounts with respect to such investment. Furthermore, the Investment Manager may elect to serve on creditors’ committees, equity holders’ committees or other groups to ensure preservation or enhancement of the Company’s and/or the Other Accounts’ as creditors or equity holders. A member of any such committee or group may owe certain obligations generally to all parties similarly situated that the committee represents, which may create conflicts with the duties the Investment Manager owes to us.

Other Accounts managed by the Investment Manager (including but not limited to those managed on behalf of the Investment Manager’s affiliates) have, and may in the future have, investment objectives similar, in part, to or overlapping with ours. Accordingly, there may be circumstances where investments that are consistent with our investment objectives may be required or permitted to be made by or shared with such Other Accounts. To the extent an investment is not required to be allocated to us, the Investment Manager may permit such other existing or future Other Accounts to have priority over, or exclusive rights to, such investment opportunities despite that such investment opportunities are within our investment objective. As a result of such arrangements, we may not be afforded the chance to participate in attractive investment opportunities in which Other Accounts are given the opportunity to participate, or in some cases may be allocated a smaller portion of an investment opportunity within our investment objectives when Other Accounts are allocated a larger portion. We may be prohibited (due to, for example, priority or exclusivity rights granted to other investment funds or regulatory limitations) from pursuing certain investment opportunities and may find that its ability to participate in any particular opportunity may be limited. Where participation in specific investment opportunities may be appropriate for both us and Other Accounts, certain investment opportunities may exist when both we and Other Accounts invest together that may not exist if they do not (e.g., investment opportunities that require larger investment commitments). It should also be noted that Other Accounts (including but not limited to those managed on behalf of the Investment Manager’s affiliates) may have different time horizons and/or investment periods which could result in portfolio construction, liquidation timeframes and performance attributes.

Dealings within the Investment Manager

Separate divisions within the Investment Manager may refer certain business and investment opportunities to each other, or otherwise enter into arrangements with each other that could result in fee sharing or other forms of compensation. For example, financial advisors employed by the Investment Manager may receive a portion of the investment management fee for originating Capital Commitments to the Company.

Policies and Procedures of the Investment Manager

The Investment Manager has implemented specified policies and procedures to mitigate potential conflicts of interest and address regulatory requirements and contractual restrictions. Such policies and procedures may reduce the synergies across the Investment Manager’s various businesses that we expect to draw on for purposes of pursuing attractive investment opportunities. Because the Investment Manager has a number of different asset management and advisory businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and subject to more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of advisory business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, the Investment Manager has implemented certain information-sharing policies and procedures (e.g., information walls) that may reduce the positive synergies that we expect to utilize for purposes of finding attractive investments.

Although we plan to leverage the Investment Manager’s global resources to help source, diligence, underwrite and manage our Portfolio Investments, the Investment Manager’s information-sharing policies and procedures, as well as certain regulatory and contractual constraints, could significantly limit our ability to do so. For example, from time to time, other groups within the Investment Manager may be in possession of material non-public information with respect to our investments or potential investments and, as a result such other groups are restricted by the Investment Manager’s information sharing policies and procedures or by law or contract from sharing such information, even where the disclosure of such information would be in our best interests, and the disclosure of which would otherwise influence the decisions taken by the Investment Manager with respect to such investments or potential investments. Accordingly, as a result of such restrictions, the investment activities of the Investment Manager’s other groups may differ from, or be inconsistent with, the interests of and activities which are undertaken for our account, and there can be no assurance that we will be able to fully leverage the resources and expertise of the Investment Manager’s other businesses.

Other Activities of Management

The Investment Manager personnel work on other projects, including other investment funds and, therefore, conflicts may arise in the allocation of management resources. However, the Investment Manager and its affiliates devote such time as shall be reasonably necessary to conduct our business affairs in an appropriate manner.

Additionally, members of our investment team and other investment professionals of the Investment Manager may serve as members of the boards of directors of various companies and may participate in other activities outside of the Investment Manager. Conflicts may arise as a result of such activities. The possibility exists that the companies with which one or more of the members of our investment team and/or other investment professionals of the Investment Manager is involved could engage in transactions that would be suitable for us, but in which we might be unable to invest.

Other Investing and Research Activities

The Investment Manager conducts a variety of asset management activities, including sponsoring investment funds registered and regulated under the Company Act. Such activities include managing assets of pension funds which are subject to federal pension law and its regulations and management of separate accounts for institutional clients. These activities may present conflicts of interest if the Company pursues an investment in or transaction involving a company or property in which the Investment Manager’s asset management clients and investment companies have previously invested or a company or property in which an entity in which the Investment Manager’s asset management clients or investment companies have previously invested has an interest. In certain situations, we may be restricted or precluded from pursuing an investment with respect to any such company or property due to certain regulatory considerations, such as Section 17 of the Company Act. The Investment Manager may also acquire confidential information and may enter into confidentiality and/or “standstill agreements” when assessing investment opportunities. These activities could prevent the Company from disposing of (or acquiring additional interests in) such investment opportunities, potentially for an extended period and could result in the Company disposing of an investment at a price that is lower than the price which it could have obtained if it were not subject to such restriction. In addition, certain of the Investment Manager’s asset management clients and investment companies and the Investment Manager and its affiliates may invest in securities of publicly traded companies that are actual or potential investments of the Company. The trading activities of such asset management clients and investment companies may differ from or be inconsistent with activities undertaken for the account of the Company in such securities or related securities. In addition, the trading activities of the Investment Manager and its clients in publicly traded securities and the research recommendations of the Investment Manager with respect to publicly traded securities may differ from, or be inconsistent with, the interests of and activities which are undertaken for the account of the Company in such securities or related securities. For example, the Company may dispose of securities at a time when the Investment Manager’s research is recommending a purchase of such securities. The Investment Manager intends to make its own independent determination with respect to the investment activities of the Company.

Other Activities

As part of its regular business, the Investment Manager provides a broad range of asset management, advisory, research and other services. In addition, the Investment Manager and its affiliates may provide services in the future beyond those currently provided. Members will not receive a benefit from any fees received in connection with such services.

The Investment Manager has long-term relationships with a significant number of institutions and their senior management. In determining whether to invest in a particular transaction on our behalf, the Investment Manager will consider those relationships, which may result in certain transactions that the Investment Manager will not undertake on our behalf in view of such relationships. Therefore, there can be no assurance that all potentially suitable investment opportunities that come to the attention of the Investment Manager will be made available to us. We may also co-invest with such clients of the Investment Manager in particular investment opportunities and the relationship with such clients could influence the decisions made by the Investment Manager with respect to such investments. See also “— Devotion of Time; Other Investment Accounts/Vehicles” above.

Fees for Services; Business Dealings with Portfolio Entities

We may retain the Investment Manager and/or one or more affiliates of the Investment Manager to perform and receive fees for property management services, loan servicing, and other similar services, which fees will not cause a reduction in the Management Fee. The Members will not receive the benefit of fees or other compensation received by the Investment Manager in connection with the provision of services by the Investment Manager us or third parties.

The Investment Manager may engage in business activities with portfolio entities. For example, the Investment Manager may be a tenant in one or more of the properties owned by us or otherwise engage in transactions with the Investment Manager on our behalf. Conflicts of interest could arise in connection with the negotiation and management of these transactions and relationships.

Diverse Member Group

The Members may have conflicting investment, tax and other interests with respect to their investments in the Company and with respect to the interests of investors in other investment vehicles or accounts managed or advised by the Investment Manager that may participate in the same investments as the Company. The conflicting interests of Members with respect to other Members and relative to investors in other investment vehicles or accounts may relate to or arise from, among other things, the nature of investments made by us and such other vehicles or accounts, the structuring or the acquisition of investments and the timing of disposition of investments by us and such other vehicles or accounts. As a consequence, conflicts of interest may arise in connection with the decisions made by the Investment Manager, including with respect to the nature or structuring of investments that may be more beneficial for one investor than for another investor, especially with respect to investors’ individual tax situations. In addition, we may make investments that may have a negative impact in related investments made by the Members in separate transactions. In selecting and structuring Portfolio Investments, the Investment Manager will consider our investment and tax objectives and its Members (and those of investors in other investment vehicles or accounts managed or advised by the Investment Manager) as a whole, not the investment, tax or other objectives of any Member individually.

We may enter into a side letter or other similar agreement with a particular Member without the approval of any other Member, which would have the effect of establishing rights under, altering or supplementing the terms of the LLC Agreement with respect to such Member in a manner more favorable to such Member than those applicable to other Members. Certain Members may also be party to side letters or other writings entered into in connection with their subscriptions to Other Accounts that have a similar effect. Such rights or terms in any such side letter or other similar agreement may include, without limitation, (i) excuse rights applicable to particular investments (which may increase the percentage interest of other Members in, and contribution obligations of other Members with respect to, such investments), (ii) reporting obligations of the Company or the Investment Manager (iii) waiver of certain confidentiality obligations, (iv) our consent to certain Transfers by such Member, (v) rights or terms necessary in light of particular legal, regulatory, tax or public policy characteristics of a Member, (vi) economic rights, (vii) liquidity rights, (viii) minimum investment amounts, (ix) notice rights, and (x) additional obligations and restrictions of the Investment Manager and the Company with respect to the structuring of any Portfolio Investment and/or the operation and management of the Company and its Portfolio Investments in light of the legal, tax and regulatory considerations of particular Members.

Additional Potential Conflicts

The officers, directors, members, managers and employees of the Investment Manager may trade in securities for their own accounts, subject to restrictions and reporting requirements as may be required by law or otherwise determined from time to time by the Investment Manager. In addition, as a consequence of the Investment Manager’s status as a public company, the officers, directors, members, managers and employees of the Investment Manager may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if the Investment Manager were not a public company.

Management Agreement and LLC Agreement

We entered into the Management Agreement with the Investment Manager, pursuant to which we pay the Investment Manager a Management Fee for its services. In addition, pursuant to our LLC Agreement, we pay the Investment Manager an Incentive Fee for its services. The Investment Manager is responsible for, among other things, identifying, sourcing, evaluating and monitoring investment opportunities consistent with the investment objectives and policies discussed herein. The Investment Manager’s incentive fee is based, among other things, on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Investment Manager are involved in the valuation process for our portfolio investments. For example, the terms of the Investment Manager’s Management Fee and Incentive Fee may create an incentive for the Investment Manager to approve and cause us to make more speculative investments that we would otherwise make in the absence of such fee structure. For the period ended December 31, 2021, the Investment Manager voluntarily waived fees of $31,794 payable by the Company pursuant to the Management Agreement and the LLC Agreement.

Transfer Agent Agreement

We entered into a transfer agent agreement with AllianceBernstein Investor Services, Inc., a subsidiary of the Investment Manager, pursuant to which AllianceBernstein Investor Services, Inc. acts as transfer agent of the Company. For the period ended December 31, 2021, we paid $6,089 to AllianceBernstein Investor Services, Inc. pursuant to the transfer agent agreement.

Promoters and Certain Control Persons

The Investment Manager may be deemed a promoter of the Company. We entered into the Management Agreement with the Investment Manager. The Investment Manager, for its services to us, is entitled to receive management and incentive fees pursuant to the Management Agreement and LLC Agreement. In addition, under the LLC Agreement, to the extent permitted by applicable law and in the discretion of our Board, we indemnify the Investment Manager and certain of its affiliates.

Director Independence

Each of our directors is an employee of, or otherwise affiliated with, the Investment Manager or its affiliates. After the Initial Closing, one or more additional or replacement directors, including persons that may be affiliated with the Investment Manager or its affiliates, may be appointed by the Board, as determined by the Board in its sole discretion. See “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services.

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (“PwC”) for professional services performed for the Company’s fiscal period ended December 31, 2021:

Period Ended December 31, 2021
Audit Fees	$225,000
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—

Total	$225,000

Audit Fees. Audit fees include fees for services that normally would be provided by PwC in connection with statutory and regulatory filings or engagements and that generally only an independent accountant can provide. In addition to fees for the audit of our annual financial statements and the review of our quarterly financial statements in accordance with generally accepted auditing standard, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

Audit Related Fees. Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Audit Committee Pre-Approval Policies and Procedures

We do not have an audit committee. Our engagement of PwC as our independent registered public accounting firm was approved by the Board.

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description and Method of Filing

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56320) filed with the SEC on September 21, 2021)

3.2	Amended and Restated Limited Liability Company Operating Agreement of AB Commercial Real Estate Private Debt Fund, LLC, dated November 5, 2021*

4.1	Description of Securities of AB Commercial Real Estate Private Debt Fund, LLC*

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56320) filed with the SEC on September 21, 2021)

10.2	Investment Management Agreement, dated November 5, 2021, by and between the Company and the Investment Manager*

10.3	Master Administrative Services Agreement, dated October 28, 2021, by and between International Fund Services (N.A.), L.L.C. and the Company*

10.4	Expense Limitation Agreement, dated November 5, 2021, by and between the Company and the Investment Manager*

10.5	Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56320) filed with the SEC on September 21, 2021)

10.6	Credit Agreement, dated December 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on December 20, 2021)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

Date: March 30, 2022

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 30, 2022	By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director

Date: March 30, 2022	By:	/s/ Marguerite Brogan
Marguerite Brogan
Vice President and Director

Date: March 30, 2022	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 30, 2022	By:	/s/ Edward Gellert
Edward Gellert
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of AB Commercial Real Estate Private Debt Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AB Commercial Real Estate Private Debt Fund, LLC (the “Company”) as of December 31, 2021, and the related statements of income, changes in members’ capital and cash flows for the period from June 1, 2021 (“Formation”) to December 31, 2021, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from June 1, 2021 (“Formation”) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 30, 2022

We have served as the Company’s auditor since 2021.

AB Commercial Real Estate Private Debt Fund, LLC

Balance Sheet

As of December 31, 2021
Assets
Loan receivables held for investment, net, at amortized cost
Mortgage loans receivable	$82,532,117
Allowance for credit losses	(372,046)
Cash and cash equivalents	3,108,981
Accrued interest receivable	69,976
Prepaid expenses	178,549
Reimbursement receivable (see Note 7)	537,901
Deferred financing costs, net	154,486

Total assets	$86,209,964

Liabilities and Members’ Capital
Liabilities
Line of credit payable	$64,400,000
Professional fees payable	226,024
Interest payable	36,171
Administration and custodian fee payable	30,209
Organization fee payable	278,504
Miscellaneous payable	16,089
Other liabilities	393,549

Total Liabilities	$65,380,546

Commitments and contingencies (see Note 9)	—
Members’ capital
Common units (2,120,510 issued and outstanding)	21,205,102
Retained earnings	(375,684)

Total members’ capital	20,829,418

Total liabilities and members’ capital	$86,209,964

AB Commercial Real Estate Private Debt Fund, LLC

Statement of Income

For the period from June 1, 2021 (Formation) to December 31, 2021
Net interest income (loss)
Interest income net of amortization/accretion	$79,423
Interest expense	(70,136)
Provision for credit losses	(372,046)

Total net interest loss	(362,759)

Operating Expenses:
Management fees	31,794
Professional fees	226,024
Administration and custodian fees	36,298
Organization expenses	278,504
Other expenses	10,000

Total operating expenses	582,620

Other Income:
Reimbursement—Investment Manager (see Note 7)	537,901
Waived management fees	31,794

Total Other Income	569,695

Net Loss	$(375,684)

Net loss per unit (basic and diluted)
Net loss per unit (basic and diluted)	(0.18)
Weighted average units outstanding	2,120,510

AB Commercial Real Estate Private Debt Fund, LLC

Statement of Changes in Members’ Capital

	Common Units
	Units	Par Amount	Paid in Capital in Excess of Par	Distributable Earnings	Total Members’ Capital
Members’ capital at June 1, 2021 (Formation)	$—	$—	$—	$—	$—
Issuance of common units	2,120,510	—	21,205,102	—	21,205,102
Distributions to members	—	—	—	—	—
Net Loss	—	—	—	(375,684)	(375,684)

Members’ capital at December 31, 2021	$2,120,510	$—	$21,205,102	$(375,684)	$20,829,418

AB Commercial Real Estate Private Debt Fund, LLC

Statement of Cash Flows

For the period from June 1, 2021 (Formation) to December 31, 2021
Cash flows from operating activities
Net Loss	$(375,684)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of premium and accretion of discount	(9,447)
Amortization of deferred financing costs	33,965
Provision for credit losses	372,046
Increase or decrease in operating assets and liabilities:
(Increase) in accrued interest receivable	(69,976)
(Increase) in prepaid expenses	(178,549)
(Increase) in reimbursement receivable	(537,901)
Increase in professional fees payable	226,024
Increase in interest payable	36,171
Increase in administration and custodian fee payable	30,209
Increase in organization fee payable	278,504
Increase in miscellaneous payable	16,089
Increase in other liabilities	393,549

Net cash provided by operating activities	215,000

Cash flows from investing activities
Origination of mortgage loan receivables	(82,522,670)

Net cash used for investing activities	(82,522,670)

Cash flows from financing activities
Issuance of common units	21,205,102
Borrowings on credit facility	64,400,000
Deferred financing costs paid	(188,451)

Net cash provided by financing activities	85,416,651

Net increase in cash and cash equivalents	3,108,981
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$3,108,981

Supplemental financing activities
Cash paid during the period for interest	$—

AB Commercial Real Estate Private Debt Fund, LLC

Notes to Financial Statements

December 31, 2021

1.	Organization and Business Purpose

AB Commercial Real Estate Private Debt Fund, LLC (the “Company”) is a Delaware limited liability company formed on June 1, 2021 (“Formation”) to operate as a private investment entity generally for qualified US investors. The Company intends to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The investment objective of the Company is to generate attractive risk-adjusted returns through investments primarily in loans secured by high quality commercial real estate properties located in the United States. The Company will seek to prioritize capital preservation and high current income by investing primarily in directly originated first mortgage loans, senior and junior mezzanine loans, B-notes, second mortgages or other subordinated loans. To a lesser extent, the Company will invest in the following: legacy, new issue, and single-borrower commercial mortgage backed securities (“CMBS”); commercial real estate-related securities; performing, sub-performing and non-performing/distressed loans; and net leased assets. While the Company intends to focus mainly on loans directly secured by commercial real estate-related assets, it will also have the flexibility to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt, and may invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with the investment objective.

The Company conducts private offerings of its Units to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company’s initial private offering of Units (the “Private Offering”) has been conducted in reliance on Regulation D under the Securities Act. Any investors in our Private Offering are required to be “accredited investors” as defined in Regulation D of the Securities Act. The limited liability company units in the Company (the “Units”) are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to a Form 10 Registration Statement (the “Form 10 Registration Statement”). Accordingly, it is expected that the Company will be required to comply with certain reporting requirements set forth in the Exchange Act, including the filing of annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”).

AllianceBernstein L.P. (the “Investment Manager” or “AllianceBernstein”), a Delaware limited partnership and an affiliate of the sole shareholder, will serve as the investment manager of the Company pursuant to the Management Agreement. The investment management services provided by the Investment Manager will be in accordance with the Company’s investment objectives and policies. The Investment Manager is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Management Agreement, the Investment Manager is responsible for management of the portfolio of the Company and any subsidiary.

The Company commenced operations during December 2021.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company.

Basis of Presentation

The accompanying financial statements and related notes of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of these financial statements require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Mortgage Loan Receivables Held for Investment

Loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for credit losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments. Upon the decision to sell such loans, the Company will transfer the loan from mortgage loan receivables held for investment to mortgage loan receivables held for sale at the lower of carrying value or fair value on the balance sheet.

Provision for Loan Losses

The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset-specific component. In compliance with the CECL reporting requirements, the Company supplemented its existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. The credit loss model is a forward-looking, econometric, commercial real estate loss forecasting tool. It is comprised of a probability of default model and a loss given default model that, layered together with user’s loan-level data, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve, is recorded.

The asset-specific reserve component relates to reserves for losses on individually impaired loans. The Company evaluates each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less the estimated costs to sell, if recovery of the Company’s investment is expected solely from the collateral. The Company may use the direct capitalization rate valuation methodology or the sales comparison approach to estimate the fair value of the collateral for such loans and in certain cases will obtain external appraisals and take into account potential sale bids. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

The Company’s loans are typically collateralized by real estate directly or indirectly. As a result, the Company regularly evaluates the extent and impact of any credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan-by-loan basis. Specifically, a property’s operating results and any cash reserves are analyzed and used to assess (i) whether cash flow from operations is sufficient to cover the debt service requirements currently and into the future, (ii) the ability of the borrower to refinance the loan at maturity, and/or (iii) the property’s liquidation value. The Company also evaluates the financial wherewithal of any loan guarantors as well as the borrower’s competency in managing and operating the properties. In addition, the Company considers the overall economic environment, real estate sector, and geographic submarket in which the collateral property is located. Such impairment analyses are completed and reviewed by asset management and underwriting personnel, who utilize various data sources, including (i) periodic financial data such as property occupancy, tenant profile, rental rates, operating expenses, the borrowers’ business plan, and capitalization and discount rates, (ii) site inspections, and (iii) current credit spreads and other market data and ultimately presented to management for approval.

A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans. Generally, when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset concessions granted should conditions impacting the loan improve. The Company’s determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired and are assessed for specific reserves. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company’s current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. There have been no TDRs through December 31, 2021.

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. There have been no non-accrual loans through December 31, 2021.

For period from June 1, 2021 (Formation) to December 31, 2021 the Company recognized a provision for credit losses in the amount of $372,046 and is included in the accompanying financial statements.

Valuation of Financial Instruments

The Company discloses (see Note 5) the value of its financial instruments at fair value accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”) issued by the Financial Accounting Standards Board (the “FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Investment Manager, which is subject to oversight by our Board, makes this fair value determination on a quarterly basis and any other time when a decision regarding the fair value of the portfolio investments is required. A determination of fair value involves subjective judgments and estimates and depends on the facts and circumstances. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC Topic 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC Topic 820, these inputs are summarized in the three levels listed below:

•	Level 1—Valuations are based on quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•

Level 2—Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly and model-based valuation techniques for which all significant inputs are observable.

•

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models incorporating significant unobservable inputs, such as discounted cash flow models and other similar valuations techniques. The valuation of Level 3 assets and liabilities generally requires significant management judgment due to the inability to observe inputs to valuation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

Under ASC Topic 820, the fair value measurement also assumes that the transaction to sell an asset occurs in the principal market for the asset or, in the absence of a principal market, the most advantageous market for the asset, which may be a hypothetical market, and excludes transaction costs. The principal market for any asset is the market with the greatest volume and level of activity for such asset in which the reporting entity would or could sell or transfer the asset. In determining the principal market for an asset or liability under ASC Topic 820, it is assumed that the reporting entity has access to such market as of the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable and willing and able to transact.

The value of any investment on any valuation date is intended to represent the fair value of such investment on such date based upon the amount at which the investment could be exchanged between willing parties, other than in a forced liquidation sale, and reflects the Board’s determination of fair value using the methodology described herein. Any valuation of an investment may not reflect the actual amount received by the Company upon the liquidation of such investment.

The Company’s investments are expected to mostly be considered Level 3 assets under ASC Topic 820 because the investments will generally not have identical assets or liabilities with quoted prices in active markets and will generally not have all significant inputs observable.

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents typically include amounts held in interest bearing overnight accounts and amounts held in money market funds, and these balances generally exceed insured limits. The Company holds its cash at institutions that it believes to be highly creditworthy.

Revenue Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent amounts are expected to be collected. Original issue discount and market discount or premium are capitalized and accreted or amortized into income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based using the effective interest method up to the maturity date of the loan. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as income.

Organization and Operating Expenses

Organization costs include costs relating to the formation and organization of the Company. Organization and operating expenses are recognized as incurred on the statement of income.

Deferred Financing Costs

Deferred financing costs include capitalized expenses related to the closing of the revolving credit facility. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest expense in the statement of income, with any unamortized amounts included in deferred financing costs on the balance sheet.

Income Taxes

The Company intends to be taxed as a REIT under Sections 856 through 860 of the Code for U.S. federal income tax purposes commencing with our taxable year that begins on the date of our Initial Closing. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distributes at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, to the Members. The Company intends to adhere to the REIT qualification requirements and to maintain our qualification for taxation as a REIT.

As a REIT, the Company is generally not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to the Members. If the Company fails to qualify for taxation as a REIT in any taxable year, it may be subject to U.S. federal income taxes at regular corporate rates and it may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, the Company may be subject to certain state and local taxes on our income and property, and to U.S. federal income and excise taxes on undistributed taxable income. Taxable income from non-REIT activities is taxable to the extent it is subject to U.S. federal, state, and local income taxes at the applicable rates.

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company performs an annual review for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the financial statements.

Recent Accounting Pronouncements

There are no recently issued or adopted accounting pronouncements that are applicable to the Company.

3.	Capital Commitments

The following information sets forth the capital commitments of the Company as of December 31, 2021:

Capital Commitments	$151,458,870
Capital Funded	21,205,102

Unfunded Capital Commitments	$130,253,768

With respect to each capital commitment made by a Member, the Member will be required to either (i) opt into our reinvestment plan (the “Reinvestment Plan”), whereby the Member will have its current income distributions automatically withheld and reinvested into the Company (with additional Units of the Company corresponding to such reinvestment being issued to such Member), which we refer to as a “Reinvestment Election,” or (ii) opt out of the Reinvestment Plan, which we refer to as a “Distribution Election,” in each case, as elected in the Subscription Agreement of such Member. Any Member that does not make any such election in its Subscription Agreement will, by default, be deemed to have made a Distribution Election.

4.	Loan Receivables Held for Investment

The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2021:

					Contractual Interest	Carrying Value at	Interest rate at
Investment	Investment Type	Origination Date	Total Commitment	Loan Balance	Rate	December 31, 2021	December 31, 2021(1)	Maturity Date	Payment Terms
Loan 1	Loan origination	12/17/2021	$41,648,000	$39,745,000	SOFR + 3.06%	$39,336,506	3.13%	1/10/2024	Interest only
Loan 2	Loan origination	12/28/2021	50,585,000	43,700,000	SOFR + 3.50%	43,195,611	3.75%	7/10/2025	Interest only

Total			$92,233,000	$83,445,000		$82,532,117

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2021

5.	Fair Value of Financial Instruments

Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.

The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2021 and the level of each financial instrument within the fair value hierarchy:

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$82,532,117	$—	$—	$82,532,117	$82,532,117

	$82,532,117	$—	$—	$82,532,117	$82,532,117

Liabilities
Line of credit payable	$64,400,000	$—	$—	$64,400,000	$64,400,000

	$64,400,000	$—	$—	$64,400,000	$64,400,000

Fair value approximates their carrying value as of December 31, 2021.

6.	Line of Credit Payable

On December 14, 2021, the Company entered into a credit agreement (the “Agreement”) to establish a revolving credit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”) as administrative bank (the “Administrative Bank”) and as a lender, and any other lender that becomes a party to the Agreement in accordance with the terms of the Agreement, as lenders (each, a “Lender” and collectively, the “Lenders”).

The initial maximum principal amount (the “Maximum Commitment”) of the Credit Facility is $65 million. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $100 million, subject to certain terms and conditions as described in the Agreement.

Borrowings under the Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR (SOFR plus the applicable spread based upon the interest period. One-month in the amount of .11448%, three-month in the amount of .26161% and six month in the amount of .42826%) for the applicable Interest Period; and (ii) with respect to reference rate loans, the reference rate in effect from day to day which is the Federal Funds Rate plus ..11448% plus .50%.

The Credit Facility will mature on December 13, 2022 (as it may be extended from time to time, the “Stated Maturity Date”) at which time the amount outstanding is due, subject to the Company’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to certain terms and conditions as described in the Agreement.

Subject to certain terms and conditions, the Credit Facility is secured by perfected first priority security interests in and Liens on all of the collateral (i) of the Company (the “Initial Borrower”) in favor of the Administrative Bank for the benefit of the Administrative Bank, the Lenders and each Indemnitee (collectively the “Secured Parties”), subject to no other Liens (other than Permitted Liens), (ii) of any Blocker and its Blocker Managing Member, subject to no other Liens (other than Permitted Liens), and (iii) of any Feeder Fund and its Feeder Fund General Partner, subject to no other Liens (other than Permitted Liens), except as enforceability may be limited by Debtor Relief Laws and general equitable principles.

As of December 31, 2021, the outstanding amount included in the balance sheet is $64,400,000 and the weighted average interest rate was 2.07% for the period outstanding. For the period from June 1, 2021 (Formation) to December 31, 2021, the Company incurred interest expense of $31,901, all of which remains payable as of December 31, 2021.

7.	Related Party Transactions

Management Fee

The Company has entered into an investment management agreement (the “Management Agreement”) with the Investment Manager. Pursuant to the Management Agreement the Company will pay the Investment Manager, on a quarterly basis, a management fee (the “Management Fee”) in respect of each member of the Company (“Member”), in arrears, equal to the Applicable Percentage (as defined below) of such Member multiplied by the sum of (i) the net asset value (“NAV”) of the Units and (ii) all unfunded commitment amounts under any investments (“Portfolio Investments”) with ongoing funding obligations (e.g., delayed-draw term loans), each of (i) and (ii) as of the last day of each calendar quarter. For the avoidance of doubt, the Management Fee will not be charged with respect to any portion of the Company’s assets that are attributable to direct leverage.

A Member’s “Applicable Percentage” is set forth below:

Aggregate Capital Commitment of a Member	Applicable Percentage
$50,000 - $500,000	1.50%
$500,001 - $1,000,000	1.40%
$1,000,001 - $3,000,000	1.30%
$3,000,001 - $5,000,000	1.15%
$5,000,001 and over	1.00%

Notwithstanding the foregoing, with respect to any Member that makes a capital commitment (“Capital Commitment”) on the initial closing (“Initial Closing Date”) (each, a “Founding Member”), the Management Fee shall be waived with respect to such Founding Member (including any additional Capital Commitments made by such Member) until the six-month anniversary of the Initial Closing Date.

Payment of the Management Fee will be made within ten (10) days of the last day of each calendar quarter, or as soon as reasonably practicable thereafter.

The Management Fee charged with respect to a Member will be prorated for any capital contribution or repurchase of Units that is effective other than as of the first day of a calendar quarter.

The Investment Manager may, in its discretion, reduce, waive or calculate differently the Management Fee charged at the Company level with regard to the Units held by certain Members, including, without limitation, a related party investor (“Related Investor”), so long as such reduction, waiver or calculation does not result in a preferential dividend under Section 562(c) of the Code.

For the period from June 1, 2021 (Formation) to December 31, 2021 the Investment Manager waived 100% of the Management Fees.

Incentive Fee

Pursuant to the Management Agreement at the end of each calendar quarter, the Investment Manager is entitled to receive an incentive fee (the “Incentive Fee”) equal to the difference between (x) the product of (A) 15% and (B) the difference between (1) Core Earnings (as defined below) of the Company for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), and (2) the product of (I) the weighted average of the Company’s NAV of the three previous calendar quarters (or such lesser number of completed calendar quarters, if applicable) and the Company’s NAV as of the beginning of the then current calendar quarter, and (II) 6% per annum, and (y) the sum of the Incentive Fee previously paid to the Investment Manager with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable); provided, that no Incentive Fee is payable to the Investment Manager with respect to any calendar quarter unless the Core Earnings for the twelve (12) most recently completed calendar quarters (or such lesser number of completed calendar quarters following the date of the Initial Closing Date is greater than zero. The Incentive Fee is prorated for partial periods, to the extent necessary, based on the number of days elapsed or remaining in such periods as the case may be. Unless otherwise determined by the Investment Manager, the Company’s NAV at the beginning of a calendar quarter for purposes of this Incentive Fee calculation shall be equal to the Company’s NAV as of the end of the previous calendar quarter as increased by capital contributions and decreased by repurchases.

For purposes of the foregoing, “Core Earnings” means the net income (loss) attributable to the holders of Units, computed in accordance with GAAP, including realized gains and losses not otherwise included in net income (loss), and excluding (i) the Incentive Fee, (ii) depreciation and amortization, (iii) any unrealized gains or losses or other similar non-cash items that are included in net income for the Applicable Period (as defined below), regardless of whether such items are included in other comprehensive income or loss or in net income and (iv) one-time events pursuant to changes in GAAP and certain material non-cash income or expense items, in each case after discussions between the Investment Manager and the Board and approved by a majority of the Board. “Applicable Period” means the calendar quarter (or part thereof) for which the calculation of the Incentive Fee is being made.

For the avoidance of doubt, the Investment Manager is entitled to receive an Incentive Fee with respect to any Units that are repurchased at the end of any calendar quarter (in connection with repurchases of such Units pursuant to the Unit repurchase plan) in an amount calculated as described above with the relevant period being the portion of the calendar quarter for which such Unit was outstanding, and proceeds for any such Unit repurchase will be reduced by the amount of any such Incentive Fee.

In the sole discretion of the Company, the Incentive Fee may be waived, reduced or calculated differently with respect to the Units held by certain Members, including, without limitation, a Related Investor, so long as such waiver, reduction or calculation does not result in a preferential dividend under Section 562(c) of the Code.

For the avoidance of doubt, because the Incentive Fee is calculated at the Company level in the aggregate and not charged separately with respect to each Member, it is possible that the Company may be charged the Incentive Fee despite the Member’s particular investment in the Company having a negative performance during a calendar quarter.

For the period from June 1, 2021 (Formation) to December 31, 2021 the Company did not incur any incentive fees.

Expense Reimbursement

Pursuant to an Expense Limitation Agreement, the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding the Expense Cap (.75% of average net assets). This cap will be maintained until the third anniversary of the Initial Closing. Pursuant to the Expense Cap, any fees waived and expenses borne by the Investment Manager may be charged to the Company during the three year period that the Expense Cap is in place, provided that no such payment will be made that would cause the Company’s expenses to exceed the same Expense Cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, and reserves for and costs associated with determining current expected credit losses, will not be included as Company Expenses for purposes of calculating the expense cap.

For the period from June 1, 2021 (Formation) to December 31, 2021 the Company incurred expenses in excess of the Expense Cap totaling $537,901 that remains outstanding from the Investment Manager as of December 31, 2021 and is included in the accompanying financial statements.

8.	Risks and Uncertainties

The continuing spread of an infectious respiratory illness caused by a novel strain of coronavirus (known as COVID-19) has caused volatility, severe market dislocations and liquidity constraints in many markets, including investments the Company may acquire, and may adversely affect our investments and operations. The outbreak was first detected in December 2019 and subsequently spread globally. The transmission of COVID-19 and efforts to contain its spread have resulted in international and domestic travel restrictions and disruptions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, quarantines, event and service cancellations or interruptions, disruptions to business operations (including staff reductions), supply chains and consumer activity, as well as general concern and uncertainty that has negatively affected the economic environment. These disruptions have led to instability in the market-place, including credit market losses and overall volatility. The impact of COVID-19, and other infectious illness outbreaks, epidemics or pandemics that may arise in the future, could adversely affect the economies of many nations or the entire global economy, the financial performance of individual issuers, borrowers and sectors and the health of the markets generally in potentially significant and unforeseen ways.

The Company invests in financial instruments that are subject to interest rate volatility that could adversely affect the results of the Company.

9.	Commitments and Contingencies

Commitments

The Company may enter into commitments to fund investments. As of December 31, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s balance sheet. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment types as of December 31, 2021:

Investment	Expiration Date	Unfunded Commitment
Loan 1	1/10/2024	$1,903,000
Loan 2	7/10/2025	6,885,000

Total		$8,788,000

Contingencies

In the normal course of business, the Company enters into contracts that provide a variety of general indemnifications. Any exposure to the Company under these arrangements could involve future claims that may be made against the Company. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

10.	Subsequent Events

Subsequent events after the balance sheet date have been evaluated through the date the financial statements were issued.