Form 10-Q
period 2022-03-31
AB Commercial Real Estate Private Debt Fund, LLC
filed 2022-05-13
CIK 1876255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
000-56320
AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	87-1137341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1345 Avenue of the Americas
New York, New York 10105
(Address of principal executive offices and zip code)
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
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

		Emerging growth company	☑
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
of the Exchange Act). Yes ☐ No ☑
As of May 13, 2022, the registrant had
6,544,189 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
None.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC
FORM
10-Q
FOR THE QUARTER ENDED March 31, 2022

i

Item 1.	Financial Statements
AB Commercial Real Estate Private Debt Fund, LLC
Balance Sheet

	As of	As of
	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Loan receivables held for investment, net, at amortized cost
Mortgage loans receivable	$123,202,773	$82,532,117
Allowance for credit losses	(919,900)	(372,046)
Cash and cash equivalents	3,780,552	3,108,981
Accrued interest receivable	551,336	69,976
Prepaid expenses	132,239	178,549
Reimbursement receivable (see Note 7)	730,167	537,901
Deferred financing costs, net	151,015	154,486

Total assets	$127,628,182	$86,209,964

Liabilities and Members’ Capital
Liabilities
Line of credit payable	$84,600,000	$64,400,000
Professional fees payable	440,058	226,024
Management fees payable	13,335	—
Interest payable	167,115	36,171
Administration and custodian fee payable	38,258	30,209
Organization fee payable	278,504	278,504
Other liabilities	659,632	409,638

Total Liabilities	$86,196,902	$65,380,546

Commitments and contingencies (see Note 9)	—	—
Members’ capital
Common units (4,193,767 and 2,120,510 units issued and outstanding at March 31, 2022 and December 31, 2021)	41,752,441	21,205,102
Retained earnings	(321,161)	(375,684)

Total members’ capital	41,431,280	20,829,418

Total liabilities and members’ capital	$127,628,182	$86,209,964

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Statement of Income

For the Three Months Ended March 31, 2022
Net interest income (loss)
Interest income net of amortization/accretion	$1,193,407
Interest expense	(505,216)
Provision for credit losses	(547,854)

Total net interest income	140,337

Operating Expenses:
Management fees	128,218
Professional fees	214,030
Administration and custodian fees	52,949
Other expenses	2,500

Total operating expenses	397,697

Other Income:
Reimbursement - Investment Manager (see Note 7)	192,266
Waived management fees	114,883
Miscellaneous income	4,734

Total Other Income	311,883

Net Income	$54,523

Net Income per unit (basic and diluted)
Net Income per unit (basic and diluted)	0.02
Weighted average units outstanding	3,456,609
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Statement of Changes in Members’ Capital

	Common Units
			Paid in Capital in Excess	Distributable	Total Members’
	Units	Par Amount	of Par	Earnings	Capital
Members’ capital at December 31, 2021	2,120,510	$—	$21,205,102	$(375,684)	$20,829,418
Issuance of common units	2,073,257	—	20,547,339	—	20,547,339
Net Income	—	—	—	54,523	54,523

Members’ capital at March 31, 2022	4,193,767	$—	$41,752,441	$(321,161)	$41,431,280

See Notes to Financial Statement

AB Commercial Real Estate Private Debt Fund, LLC
Statement of Cash Flows
(Unaudited)

For the Three Months Ended March 31, 2022
Cash flows from operating activities
Net Income	$54,523
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of premium and accretion of discount	(88,708)
Amortization of deferred financing costs	3,471
Provision for credit losses	547,854
Increase or decrease in operating assets and liabilities:
(Increase) in accrued interest receivable	(481,360)
(Decrease) in prepaid expenses	46,310
(Increase) in reimbursement receivable	(192,266)
Increase in professional fees payable	214,034
Increase in management fees payable	13,335
Increase in interest payable	130,944
Increase in administration and custodian fee payable	8,049
Increase in miscellaneous payable	(16,089)
Increase in other liabilities	266,083

Net cash provided by operating activities	506,180

Cash flows from investing activities
Origination of mortgage loan receivables	(40,581,948)

Net cash used for investing activities	(40,581,948)

Cash flows from financing activities
Issuance of common units	20,547,339
Borrowings on credit facility	20,200,000

Net cash provided by financing activities	40,747,339

Net increase in cash and cash equivalents	671,571
Cash and cash equivalents, beginning of period	3,108,981

Cash and cash equivalents, end of period	$3,780,552

Supplemental financing activities
Cash paid during the period for interest	$271,663
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Notes to Financial Statements
March 31, 2022

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
A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans. Generally, when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset concessions granted should conditions impacting the loan improve. The Company’s determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired and are assessed for specific reserves. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company’s current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. There have been no TDRs through March 31, 2022.
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
There have been no
non-accrual
loans through March 31, 2022.
For the three months ended March 31, 2022 the Company recognized a provision for credit losses in the amount of $547,854 and is included in the accompanying financial statements. As of March 31, 2022 and December 31, 2021 the allowance for credit losses amount to $919,900 and $372,063, respectively and is included in the accompanying balance sheets.

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
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with the taxable year ended December 31, 2021. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distributes at least
90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, to the Members. The Company intends to adhere to the REIT qualification requirements and to maintain our qualification for taxation as a REIT.
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
Recent Accounting Pronouncements Pending Adoption
In March 2022, the FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, (“ASU 2022-02”). ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructuring for creditors that have adopted ASC 326 and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

3.	Capital Commitments
The following information sets forth the capital commitments of the Company as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021

Capital Commitments	$324,139,445	$151,458,870
Capital Funded	41,752,441	21,205,102

Unfunded Capital Commitments	$282,387,004	$130,253,768

With respect to each capital commitment made by a Member, the Member will be required to either (i) opt into the Company’s reinvestment plan (the “Reinvestment Plan”), whereby the Member will have its current income distributions automatically withheld and reinvested into the Company (with additional Units of the Company corresponding to such reinvestment being issued to such Member), which is referred to as a “Reinvestment Election”, or (ii) opt out of the Reinvestment Plan, which is referred to as a “Distribution Election”, in each case, as elected in the Company’s subscription agreement (the “Subscription Agreement”) of such Member. Any Member that does not make any such election in its Subscription Agreement will, by default, be deemed to have made a Distribution Election.”

4.	Loan Receivables Held for Investment
The following table summarizes the Company’s investments in loan receivables held for investment as of March 31, 2022:

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at March 31 , 2022	Interest rate at March 31 , 2022 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Mutlifamily	12/17/2021	$41,648,000	$39,745,000	SOFR + 3.06%	$39,385,243	3.33%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585,000	43,700,000	SOFR + 3.61%	43,229,014	3.88%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750,000	41,000,000	SOFR + 6.75%	40,588,515	7.01%	3/10/2025	Interest only

Total				$134,983,000	$124,445,000		$123,202,773

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of March 31, 2022
The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2021:

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at December 31 , 2021	Interest rate at December 31 , 2021 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Mutlifamily	12/17/2021	$41,648,000	$39,745,000	SOFR + 3.06%	$39,336,506	3.13%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585,000	43,700,000	SOFR + 3.50%	43,195,611	3.75%	7/10/2025	Interest only

Total				$92,233,000	$83,445,000		$82,532,117

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2021

5.	Fair Value of Financial Instruments
Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of March 31, 2022, and the level of each financial instrument within the fair value hierarchy:

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$123,202,773	$—	$—	$123,202,773	$123,202,773

	$123,202,773	$—	$—	$123,202,773	$123,202,773

Liabilities
Line of credit payable	$84,600,000	$—	$—	$84,600,000	$84,600,000

	$84,600,000	$—	$—	$84,600,000	$84,600,000

Fair value approximates their carrying value as of March 31, 2022.

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
One-month
in the amount of .11448%, three-month in the amount of .26161% and six month in the amount of .42826%) for the applicable Interest Period; and (ii) with respect to reference rate loans, the reference rate in effect from day to day which is the Federal Funds Rate plus .11448% plus .50%.
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
As of March 31, 2022 and December 31, 2021, the outstanding amount included in the balance sheets is $84,600,000 and $64,400,000, respectively. The weighted average interest rate for the period was 2.30%. For the three months ended March 31, 2022, the Company incurred interest expense of $401,223. As of March 31, 2022 and December 31, 2021 interest payable amounts to $161,461 and $31,901, respectively and is included in the balance sheets in the accompanying financial statements.

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
For the three months ended March 31, 2022 the Company incurred Management Fees of $128,218 of which the Investment Manager waived $114,883. As of March 31, 2022 and December 31, 2021 the Management Fees payable amounted to $13,335 and $0, respectively.
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
For the three months ended March 31, 2022 the Company did not incur any incentive fees. As of March 31, 2022 and December 31, 2021, there were no outstanding incentive fees.
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
For the three months ended March 31, 2022 the Company incurred expenses in excess of the Expense Cap totaling $192,266. As of March 31, 2022 and December 31, 2021 the Company is owed reimbursements of $730,167 and $537,901, respectively, from the Investment Manager and is included in the balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be paid at the third anniversary of the initial closing or as soon as practical.

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
The Company invests in financial instruments that are subject to interest rate volatility and regional and global conflicts that could adversely affect the results of the Company.

9.	Commitments and Contingencies
Commitments
The Company may enter into commitments to fund investments. As of March 31, 2022 and December 31, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment types as of March 31, 2022:

Investment	Expiration Date	Unfunded Commitment
Loan 1	1/10/2024	$1,903,000
Loan 2	7/10/2025	6,885,000
Loan 3	3/10/2025	1,750,000

Total		$10,538,000

The Company had the following unfunded commitments by investment types as of December
31
,
2021
:

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
On April 27, 2022, AB CRE PDF Member I LLC (“PDF”), a wholly-owned subsidiary of AB Commercial Real Estate Private Debt Fund, LLC (the “Company”), entered into a $150,000,000 master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount to $250,000,000, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. (“MSBNA”). Pursuant to the Repurchase Agreement, PDF is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use
properties or such other property types acceptable to Morgan Stanley. The expiration date of the Repurchase Agreement is April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement.
Under the Repurchase Agreement, the purchase price paid by PDF for each Purchased Asset is equal to the product of (a) the outstanding principal balance of such Purchased Asset, multiplied by (b) the applicable Purchase Percentage. Upon repurchase of the Purchased Asset by PDF, the Repurchase Price for such Purchased Asset shall equal the sum of the Purchase Price of such Purchased Asset and the accrued and unpaid Price Differential with respect to such Purchased Asset as of the date of such determination, minus all Income and other cash actually received by Buyers in respect of such Purchased Asset and applied towards the Repurchase Price and/or Price Differential pursuant to the Repurchase Agreement.
In connection with the Repurchase Agreement, the Company has agreed to guarantee certain obligations of PDF under the Repurchase Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain Definitions
Except as otherwise specified in this quarterly report on Form
10-Q
(the “Quarterly Report”), the terms “we,” “us,” “our” and the “Company” refer to AB Commercial Real Estate Private Debt Fund, LLC, a Delaware limited liability company. We refer to AllianceBernstein L.P., our investment adviser, as “AB” or the “Investment Manager,” and to State Street Bank and Trust Company or its affiliates, our administrator, as the “Administrator.” The term “Members” refers to holders of our limited liability company units, which we refer to herein as the “Units”. The term “LLC Agreement” refers to our Amended and Restated Limited Liability Company Operating Agreement.
Forward-Looking Statements
This Quarterly Report on Form
10-Q
(this “Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “ Item 1A. Risk Factors ” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “
Item 1A. Risk Factors
” of the Annual Report on Form
10-K
for the fiscal year ended December 31, 2021. These forward-looking statements apply only as of the date of this Quarterly Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.
The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes thereto contained elsewhere in this Quarterly Report.
Overview
We are a Delaware limited liability company formed on June 1, 2021 to operate as a private investment fund generally for qualified US investors. We intend to qualify and elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). Our board of directors (the “Board”) was appointed to serve the Company. However, pursuant to an investment management agreement (the “Management Agreement”) between us and the Investment Manager, the Board delegated to the Investment Manager all rights, power, authority, discretion, duties and responsibilities in respect of the Company, including without limitation, responsibility for the investment activities of the Company and the day-to-day management
and administration of the Company. The Board remains responsible for overseeing the performance of the Investment Manager. The investment management services provided by the Investment Manager are in accordance with our investment objectives and policies, subject to the oversight by the Board. To achieve certain tax, regulatory and/or administrative efficiencies, we may invest through or otherwise utilize one or more subsidiary investment vehicles (each, a “Subsidiary”) that are managed and/or sponsored by the Investment Manager or its affiliates. The discussion in this Quarterly Report relating to investments made by us or other actions may relate to such investments or other actions made by a Subsidiary, as applicable. Our investment objective is to generate attractive risk-adjusted returns through a diversified portfolio of commercial real estate-related investments that are predominantly credit investments secured by commercial real estate located in the United States, principally through investments made pursuant to the investment program described herein.
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
We currently have one class of Units. We may issue additional classes of Units in the future (or we may enter into agreements with certain Members that alter, modify or change the terms of the Units held by such Members), which may differ from the Units described herein, including, without limitation, in respect of a Related Investor. New classes of Units may be established by us without providing prior notice to, or receiving consent from, existing Members. The terms of such classes will be determined by us in our sole discretion. See
Item
 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons; Policies and Procedures for Review of Related Party Transactions—The Investment Manager—Diverse Member Group
of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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

NAV Per Share
December 31, 2021	$9.8228
March 31, 2022	$9.8793
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
Expenses
Our primary operating expenses will include the payment of fees to the Investment Manager pursuant to the Management Agreement and the LLC Agreement, payment of fees to the Administrator pursuant to the Administration Agreement and reimbursement of the Investment Manager or its affiliates for Organizational Expenses. For a description of fees payable to our Investment Manager under the Management Agreement and the LLC Agreement, see
Item 1. Business—Investment Manager Fees
of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
Portfolio Summary
During the three months ended March 31, 2022, the Company had made investments of $124,445,000 in three floating rate loans. These loans had a weighted average interest rate of 4.7% and weighted average remaining term of 2.9 years.
Portfolio Investment Activity
During the three months ended March 31, 2022, the Company invested $41,000,000 in one new loan.
Portfolio Information
The table below sets forth select information about the assets in the Company’s portfolio as of the three months ended March 31, 2022:

Investment	Balance	Loan Structure	Property Type	Geographic Location
Loan 1	$39,745,000	First Lien	Multifamily	California
Loan 2	$43,700,000	First Lien	Industrial	Mississippi
Loan 3	$41,000,000	First Lien	Hospitality	California
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
Market Risk
The Company’s loans are highly illiquid and there is no assurance that it will achieve its investment objectives, including targeted returns. The Company invests in financial instruments that are subject to interest rate volatility and regional and global conflicts that could adversely affect the results of the Company.

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

Results of Operations
The following is a summary of the Company’s operating results for the quarter ended March 31, 2022:

For the Three Months Ended March 31, 2022
Net interest income (loss)
Interest income net of amortization/accretion	$1,193,407
Interest expense	(505,216)
Provision for credit losses	(547,854)

Total net interest income	140,337

Operating expenses
Management fees	128,218
Professional fees	214,030
Administration and custodian fees	52,949
Organization expenses	0.00
Other expenses	2,500

Total operating expenses	397,697

Other income
Reimbursement – Investment Manager (see Note 7)	192,266
Waived Management Fees Miscellaneous income	114,883 4,734

Total other income	311,883

Net Income	$54,523

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.02
Weighted average units outstanding	3,456,609
Investment Income
During the three months ended March 31, 2022, the Company’s investment income was comprised of $54,523 as the interest income from the mortgage loan portfolio exceeded the interest expense from our line of credit payable and provision for credit losses.
Net Increase in Members’ Capital Resulting from Operations
During the three months ended March 31, 2022, the net increase in Members’ capital resulting from operations was $54,523 primarily driven by interest income and waivers of fees and expense reimbursements. partially offset by the provision for credit losses and operating expenses,
Financial Condition, Liquidity and Capital Resources
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
Cash and cash equivalents as of March 31, 2022, taken together with the Company’s uncalled Capital Commitments of $282,387,004 and the potential for additional borrowings under the Credit Facility, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.

State Street Credit Facility
On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders.
As of March 31, 2022, the Company had $84,600,000 outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. As of March 31, 2022 the remaining amount the Company could drawdown against the Credit Facility was $ 15,400,000. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.
For further details, see “Note 6. Line of Credit Payable,” to the Company’s financial statements.
Cash Flows Provided by Operating Activities
For the three months ended March 31, 2022, cash flows provided by operating activities were $506,179.
Cash Flows Used by Investing Activities
For the three months ended March 31, 2022, cash flows used by investing activities were $40,581,948, primarily driven by expenditures to originate new loans.
Cash Flows Provided by Financing Activities
For the three months ended March 31, 2022, cash flows provided by financing activities were $40,747,340, primarily driven by the issuance of common units and borrowings on the Credit Facility.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Assuming that the statement of assets and liabilities as of March 31,2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates. The total outstanding amount of assets and liabilities subject to changes on floating interest rate are $124,445,000 and $86,600,000; respectively.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(143,535)	$(211,500)	$67,965
Up 100 basis points	1,293,377	846,000	447,377
Up 200 basis points	2,537,827	1,692,000	845,827
Up 300 basis points	3,782,277	2,538,000	1,244,277
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

Item 4.	Controls and Procedures
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
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
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

Item 1A.	Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on
Form 10-K
for the fiscal year ended December 31, 2021, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on
Form 10-K
are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended March 31, 2022, there have been no material changes from the risk factors set forth in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCHS	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.
Date: May 13, 2022

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director
(Principal Executive Officer)