Form 10-Q
period 2022-06-30
AB Commercial Real Estate Private Debt Fund, LLC
filed 2022-08-15
CIK 1876255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Limited liability company units
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August
1
5
, 2022, the registrant had 6,544,188 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
None.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC
FORM
10-Q
FOR THE QUARTER ENDED June 30, 2022

i

Item 1.	Financial Statements
AB Commercial Real Estate Private Debt Fund, LLC
Consolidated
Balance Sheet

	As of	As of
	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Loan receivables held for investments, net, at amortized cost
Mortgage loans receivable	$161,053,539	$82,532,117
Allowance for credit losses	(1,658,992)	(372,046)
Equity method investments	74,827,946	—
Cash and cash equivalents	3,913,213	3,108,981
Accrued interest receivable	512,582	69,976
Other assets	22,813	—
Prepaid expenses	215,388	178,549
Reimbursement receivable (see Note 8 )	806,895	537,901
Deferred financing costs, net	416,798	154,486

Total assets	$240,110,182	$86,209,964

Liabilities and Members’ Capital
Liabilities
Debt obligations	$173,492,000	$64,400,000
Professional fees payable	629,635	226,024
Management fees payable	56,641	—
Interest payable	256,876	36,171
Administration and custodian fee payable	46,361	30,209
Organization fee payable	278,504	278,504
Other liabilities	316,012	409,638

Total Liabilities	$175,076,029	$65,380,546

Commitments and contingencies (see Note 9)	—	—
Members’ capital
Common units (6,544,188 and 2,120,510 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively)	65,003,378	21,205,102
Retained earnings	30,775	(375,684)
Total members’ capital	65,034,153	20,829,418

Total liabilities and members’ capital	$240,110,182	$86,209,964

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statement of Income

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Net interest income
Interest income net of amortization/accretion	$2,073,494	$3,266,901
Interest expense	(973,804)	(1,479,019)
Provision for credit losses	(739,091)	(1,286,946)

Total net interest income	360,599	500,936

Operating Expenses:
Management fees	228,746	356,964
Professional fees	220,378	434,411
Administration and custodian fees	8,033	60,982
Other expenses	7,237	5,000

Total operating expenses	464,394	857,357

Other Income:
Reimbursement - Investment Manager (see Note 8 )	76,728	268,994
Waived management fees	185,440	300,323
Income from equity method investments	176,183	176,183
Other income	17,380	17,380

Total other income	455,731	762,880

Net Income	$351,936	$406,459

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.05	0.08
Weighted average units outstanding	6,518,359	4,995,942
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statement of Changes in Members’ Capital

	Common Units
	Units	Par Amount	Paid in Capital in Excess of Par	Retained Earnings	Total Members’ Capital
Members’ capital at December 31, 2021	2,120,510	$—	$21,205,102	$(375,684)	$20,829,418
Issuance of common units	2,073,257	—	20,547,339	—	20,547,339
Net Income	—	—	—	54,523	54,523

Members’ capital at March 31, 2022	4,193,767	$—	$41,752,441	$(321,161)	$41,431,280

Issuance of common units	2,350,421	—	23,250,937	—	23,250,937
Net Income	—	—	—	351,936	351,936

Members’ capital at June 30, 2022	6,544,188	$—	$65,003,378	$(1,486,445)	$65,034,153

See Notes to Financial Statement

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statement of Cash Flows
(Unaudited)

For the Six Months Ended
June 30, 2022
Cash flows from operating activities
Net Income	$406,459
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of premium and accretion of discount	(196,131)
Amortization of basis difference of equity method investments	(176,183)
Amortization of deferred financing costs	188,464
Provision for credit losses	1,286,946
Increase or decrease in operating assets and liabilities:
(Increase) in accrued interest receivable	(442,606)
(Increase) in other assets	(22,813)
(Increase) in prepaid expenses	(36,839)
(Increase) in reimbursement receivable	(268,994)
Increase in professional fees payable	403,611
Increase in management fees payable	56,641
Increase in interest payable	220,705
Increase in administration and custodian fee payable	16,152
(Decrease) in other liabilities	(93,626)

Net cash provided by operating activities	1,341,786

Cash flows from investing activities
Origination of mortgage loan receivables	(78,325,291)
Purchase of equity method investment	(74,651,763)

Net cash used for investing activities	(152,977,054)

Cash flows from financing activities
Issuance of common units	43,798,276
Line of credit borrowings	108,400,000
Line of credit paydowns	(96,400,000)
Repurchase agreement borrowings	97,092,000
Deferred financing costs paid	(450,776)

Net cash provided by financing activities	152,439,500

Net increase in cash and cash equivalents	804,232
Cash and cash equivalents, beginning of period	3,108,981

Cash and cash equivalents, end of period	$3,913,213

Supplemental financing activities
Cash paid during the period for interest	$1,087,485
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Notes to Financial Statements
June 30, 2022

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
Basis of Presentation and Consolidation
The accompanying consolidated financial statements and related notes of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the interim financial data includes all adjustments, consisting only of normal recurring adjustments, necessary to a fair statement of the results for the interim periods.
The Company will generally consolidate entities (i) it controls through either majority ownership or voting rights or (ii) management determines that the Company is the primary beneficiary of entities deemed to be variable interest entities (“VIEs”). Accordingly, the Company consolidated the results of its subsidiary (AB CRE PDF Member I LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement - see Note 7) in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of these financial statements require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Mortgage Loan Receivables Held for Investment
Loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for credit losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments. Upon the decision to sell such loans, the Company will transfer the loan from mortgage loan receivables held for investment to mortgage loan receivables held for sale at the lower of carrying value or fair value on the consolidated balance sheets.
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
A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans. Generally, when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset concessions granted should conditions impacting the loan improve. The Company’s determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired and are assessed for specific reserves. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company’s current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. There have been no TDRs through June 30, 2022.
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
There have been no
non-accrual
loans through June 30, 2022.

For the three and six months ended June 30, 2022, the Company recognized a provision for credit losses in the amount of $739,091 and $1,286,946, respectively, and is included in the accompanying consolidated financial statements. As of June 30, 2022 and December 31, 2021 the allowance for credit losses amount to $1,658,992 and $372,046, respectively and is included in the accompanying consolidated balance
sheets.
Valuation of Financial Instruments
The Company discloses (see Note 6) the value of its financial instruments at fair value accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”) issued by the Financial Accounting Standards Board (the “FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
Equity Method Investments
The Company accounts for its investments in unconsolidated entities under the equity method of accounting. The Company applies the equity method by initially recording these investments at cost, as equity method investments, subsequently adjusted for equity in earnings and cash contributions and distributions. In some instances, the reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months. In the event there is an outside basis portion of the Company’s equity method investments, it is amortized over the anticipated useful lives of the underlying entities’ tangible and intangible assets acquired and liabilities assumed.
The Company evaluates equity investments on a periodic basis to determine if there are any indicators that the value of the equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value.
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
Repurchase Agreements
The Company finances certain of its mortgage loan receivables using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price. The Company accounts for these repurchase agreements as financings under ASC 860-10-40. Under this standard, for these transactions to be treated as financings, they must be separate transactions and not linked. If the Company finances the purchase of its mortgage loan receivables with the same counterparty from which the securities are purchased and both transactions are entered into contemporaneously or in contemplation of each other, the transactions are presumed under GAAP to be part of the same arrangement, or a “Linked Transaction,” unless certain criteria are met. As of June 30, 2022, none of the Company’s repurchase agreements are accounted for as linked transactions.
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
Organization and Operating Expenses
Organization costs include costs relating to the formation and organization of the Company. Organization and operating expenses are recognized as incurred on the consolidated statements of income.
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing of your debt obligations. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term. The amortization of such costs is included in interest expense in the consolidated statements of income, with any unamortized amounts included in deferred financing costs on the consolidated balance sheets.
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
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company performs an annual review for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements.

Recent Accounting Pronouncements Pending Adoption
In March 2022, the FASB issued ASU
2022-02
Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, (“ASU
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

3.	Capital Commitments
The following information sets forth the capital commitments of the Company as of June 30, 2022 and December 31, 2021:

	As of	As of
	June 30,	December 31,
	2022	2021
Capital Commitments	$442,413,502	$151,458,870
Capital Funded	65,003,378	21,205,102

Unfunded Capital Commitments	$377,410,124	$130,253,768

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

4.	Loan Receivables Held for Investment
The following table summarizes the Company’s investments in loan receivables held for investment as of June 30, 2022:

						Contractual Interest	Carrying Value at	Interest rate at June 30,
Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Rate	June 30, 2022	2022 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$41,648,000	$39,983,344	SOFR + 3.06%	$39,638,236	4.26%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585,000	43,700,000	SOFR + 3.61%	43,263,034	4.81%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750,000	41,000,000	SOFR + 6.75%	40,619,998	7.95%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500,000	37,920,000	SOFR + 3.30%	37,532,271	4.50%	5/10/2025	Interest only

Total				$176,483,000	$162,603,344		$161,053,539

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of June 30, 2022
The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2021:

						Contractual Interest	Carrying Value at	Interest rate at
Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Rate	December 31, 2021	December 31, 2021 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$41,648,000	$39,745,000	SOFR + 3.06%	$39,336,506	3.13%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585,000	43,700,000	SOFR + 3.50%	43,195,611	3.75%	7/10/2025	Interest only

Total				$92,233,000	$83,445,000		$82,532,117

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2021

5.	Equity Method Investments
As of June 30, 2022, the Company held 7.10% and 6.98%
interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of
 $19,843,117 and $54,984,851,
respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.
At June 30, 2022, the unamortized basis differences of the Company’s equity investments were $4,828,998. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the three and six months ended June 30, 2022, in the amount of $176,813 and $176,813, respectively.

6.	Fair Value of Financial Instruments
Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of June 30, 2022, and the level of each financial instrument within the fair value hierarchy:

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$161,053,539	$—	$—	$162,090,622	$162,090,622

	$161,053,539	$—	$—	$162,090,622	$162,090,622

Liabilities
Line of credit payable	$76,400,000	$—	$—	$76,400,000	$76,400,000
Repurchase agreement payable	97,092,000			97,092,000	97,092,000

	$173,492,000	$—	$—	$173,492,000	$173,492,000

Fair values for commercial real estate loans are measured by discounting future contractual cash flows to be received on the mortgage loan using a discount rate that is derived from observations in the market of discount rates on similar loans with similar credit characteristics and tenor. The discount rate is typically expressed as a spread to Treasuries of a similar tenor if the loan is fixed rate or if floating, as a discount margin to the floating rate index described in the mortgage. The spread or discount margin is reflective of the risk premium associated with the specific loan. Loans that are experiencing deteriorating credit fundamentals, delinquencies, or are anticipated to be foreclosed upon will tend to have higher spreads or discount margins reflecting their higher credit risk. Loans that are experiencing improving fundamentals will correspondingly have lower spreads or discount margins reflecting their improving credit quality.
The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of June 30, 2022 are the discount rates and range from 2.95% to 6.75%.
Fair values of the Company’s debt obligations approximate their carrying value as of June 30, 2022.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2021 and the level of each financial instrument within the fair value hierarchy:

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$82,532,117	$—	$—	$82,532,117	$82,532,117

	$82,532,117	$—	$—	$82,532,117	$82,532,117

Liabilities
Line of credit payable	$64,400,000	$—	$—	$64,400,000	$64,400,000

	$64,400,000	$—	$—	$64,400,000	$64,400,000

Fair value approximates their carrying value as of December 31, 2021.

7.	Debt Obligations
Credit Facility
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
The initial maximum principal amount (the “Maximum Commitment”) of the Credit
Facility was
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
As of June 30, 2022 and December 31, 2021, the outstanding amount included in the balance sheets is $76,400,000 and $64,400,000, respectively. During the three month period ended June 30, 2022, the Company increased the Maximum Commitment to $100 million. The
 weighted average interest rate for the period was 3.52%. For the three and six months ended June 30, 2022, the Company incurred interest expense of $275,721 and $676,945, respectively. As of June 30, 2022 and December 31, 2021 interest payable amounts to $78,591 and $31,901, respectively and is included in the balance sheets in the accompanying financial statements.

Repurchase Agreement
On April 27, 2022, AB CRE PDF Member I LLC, entered into a
$150,000,000 master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount to $250,000,000, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Repurchase Agreement, AB CRE PDF Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The expiration date of the Repurchase Agreement is April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase
Agreement. Any capitalized terms used in this subsection and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement.
Under the Repurchase Agreement, the proceeds received by AB CRE PDF Member I LLC for each Purchased Asset is equal to the product of (a) the outstanding principal balance of such Purchased Asset, multiplied by (b) the applicable Purchase Percentage. Upon repurchase of the Purchased Asset by AB CRE PDF Member I LLC, the Repurchase Price for such Purchased Asset shall equal the sum of the Purchase Price of such Purchased Asset and the accrued and unpaid Price Differential with respect to such Purchased Asset as of the date of such determination, minus all Income and other cash actually received by Buyers in respect of such Purchased Asset and applied towards the Repurchase Price and/or Price Differential pursuant to the Repurchase Agreement.
In connection with the Repurchase Agreement, the Company has agreed to guarantee certain obligations of AB CRE PDF Member I LLC under the Repurchase Agreement.
As of June 30, 2022 and December 31, 2021, the outstanding amount included in the consolidated balance sheets is $97,092,000 and $0, respectively. The weighted average interest rate for the period was 3.26%. For the three and six months ended June 30, 2022, the Company incurred interest expense, of $469,106 and $496,106, respectively. As of June 30, 2022 interest payable amounts to $141,448 and is included in the consolidated balance sheets in the accompanying consolidated financial statements. The carrying value of the underlying collateral as of June 30, 2022 is $120,433,541.
Combined Maturity of Debt Obligations
The following schedule reflects the Company’s contractual payments under all borrowings by maturity ($ in thousands):

Period ending December 31,	Borrowing by Maturity
2022 (last 6 months)	$76,400,000
2023	—
2024	—
2025	97,092,000
2026	—
Total	$173,492,000

8.	Related Party Transactions
Management Fee
The Company has entered into an investment management agreement, as amended on April 1, 2022, (the “Management Agreement”) with the Investment Manager. Pursuant to the Management Agreement the Company will pay the Investment Manager, on a quarterly basis, a management fee (the “Management Fee”) in respect of each Member, in arrears, equal to the Applicable Percentage (as defined below) of such Member multiplied by the sum of (i) the net asset value (“NAV”) of the Units and (ii) the product of (a) all unfunded commitment amounts under any investments (“Portfolio Investments”) with ongoing funding obligations (e.g., delayed-draw term loans) and (b) the Indebtedness Fraction (as defined below), each of (i) and (ii) as of the last day of each calendar quarter. For the avoidance of doubt, the Management Fee shall not be charged with respect to any portion of the Company’s assets that are attributable to direct leverage. The “Indebtedness Fraction” means an amount equal to one minus a fraction, the numerator of which is the total outstanding portfolio level indebtedness of the Company, and the denominator of which is the principal amount of any Portfolio Investments held by the Company. The portfolio indebtedness used to calculate the ratio includes the debt obligations noted in the accompanying balance sheet.
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
For the three and six months ended June 30, 2022 the Company incurred Management Fees of $228,746 and $356,964, respectively of which the Investment Manager waived $185,440 and $300,323, respectively. As of June 30, 2022 and December 31, 2021 the Management Fees payable amounted to $56,641 and $0, respectively.
As disclosed in Note 5, the Company holds interests in AB CRED II and AB CRED III, entities managed by affiliates of the Investment Manager and unconsolidated joint ventures for which the Company is not the primary beneficiary.
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
For the three and six months ended June 30, 2022 the Company did not incur any incentive fees. As of June 30, 2022 and December 31, 2021, there were no outstanding incentive fees.

Expense Reimbursement
Pursuant to an Expense Limitation Agreement, as amended on June 20, 2022, the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap will be maintained until the third anniversary of the Initial Closing. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be charged to the Company during the three year period that the Expense Cap is in place, provided that no such payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, reserves for and costs associated with determining current expected credit losses, loan servicing fees and expenses and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operating of the Portfolio Investments will not be included as Company Expenses for purposes of calculating the expense cap.
For the three and six months ended June 30, 2022 the Company incurred expenses in excess of the Expense Cap totaling $76,728 and $268,994, respectively. As of June 30, 2022 and December 31, 2021 the Company is owed reimbursements of $806,895 and $537,901, respectively, from the Investment Manager and is included in the balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be paid at the third anniversary of the initial closing or as soon as practical.

9.	Risks and Uncertainties
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

10.	Commitments and Contingencies
Commitments
The Company may enter into commitments to fund investments. As of June 30, 2022 and December 31, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of June 30, 2022:

		Unfunded
Investment	Expiration Date	Commitment
Loan 1	1/10/2024	$1,664,656
Loan 2	7/10/2025	6,885,000
Loan 3	3/10/2025	1,750,000
Loan 4	5/10/2025	3,580,000

Total		$13,879,656

The Company had the following unfunded commitments by investment as of December 31, 2021:

Investment	Expiration Date	Unfunded Commitment
Loan 1	1/10/2024	$1,903,000
Loan 2	7/10/2025	6,885,000

Total		$8,788,000

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

11.	Subsequent Events
Subsequent events after the balance sheet date have been evaluated through the date the consolidated financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

NAV Per Share
December 31, 2021	$9.8228
March 31, 2022	$9.8793
June 30, 2022	$9.7059
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
We will reimburse the Investment Manager for Organizational Expenses. Pursuant to an Expense Limitation Agreement, the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap will be maintained until the third anniversary of the Initial Closing Date. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be reimbursed by the Company during the period of time following the end of the amortization period and ending on the third anniversary of the start of the amortization period, provided that no reimbursement payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, reserves for and costs associated with determining current expected credit losses, loan servicing fees and expenses and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operating of the Portfolio Investments will not be included as Company Expenses for purposes of calculating the expense cap.
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
Portfolio Summary
As of June 30, 2022, the Company had made investments of $162,603,344 in four floating rate loans, along with $74,651,763 in two unconsolidated equity investments. The four floating rate loans had a weighted average interest rate of 5.40% and weighted average remaining term of 2.54 years.
Portfolio Investment Activity
During the three months ended June 30, 2022, the Company invested $37,920,000 in one new loan and $74,651,763 in two unconsolidated equity investments.
Portfolio Information
The table below sets forth select information about the assets in the Company’s portfolio as of June 30, 2022:

Investment	Balance	Loan Structure	Property Type	Geographic Location
Loan 1	$39,983,344	First Lien	Multifamily	California
Loan 2	$43,700,000	First Lien	Industrial	Mississippi
Loan 3	$41,000,000	First Lien	Hospitality	California
Loan 4	$37,920,000	First Lien	Multifamily	New York
As of June 30, 2022, the Company held 7.10% and 6.98% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $19,843,117 and $54,984,851, respectively.
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

Results of Operations
The following is a summary of the Company’s operating results for the quarter ended June 30, 2022:

For the Three Months Ended June 30, 2022
Net interest income (loss)
Interest income net of amortization/accretion	$2,073,494
Interest expense	(973,804)
Provision for credit losses	(739,091)

Total net interest income	360,599

Operating expenses
Management fees	228,746
Professional fees	220,378
Administration and custodian fees	8,033
Other expenses	7,237

Total operating expenses	464,394

Other income
Reimbursement – Investment Manager (see Note 8)	76,728
Waived Management Fees	185,440
Income from equity method investments	176,183
Other income	17,380

Total other income	455,731

Total Other Loss	455,731

Net Income	351,936

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.05
Weighted average units outstanding	6,518,359
The following is a summary of the Company’s operating results for the six months ended June 30, 2022:

For the Six Months Ended June 30, 2022
Net interest income (loss)
Interest income net of amortization/accretion	$3,266,901
Interest expense	(1,479,019)
Provision for credit losses	(1,286,946)

Total net interest income	500,936

Operating expenses
Management fees	356,964
Professional fees	434,411
Administration and custodian fees	60,982
Other expenses	5,000

Total operating expenses	857,357

Other income
Reimbursement – Investment Manager (see Note 8)	268,994
Waived Management Fees	300,323

For the Six Months Ended June 30, 2022
Income from equity method investments	176,183
Other income	17,380

Total other income	762,880

Total Other Loss	762,880

Net Income	406,459

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.08
Weighted average units outstanding	4,995,942
Investment Income
During the three months ended June 30, 2022, the Company’s investment income was comprised of $360,599 as the interest income from the mortgage loan portfolio exceeded the interest expense from our Debt obligations and provision for credit losses.
During the six months ended June 30, 2022, the Company’s investment income was comprised of $500,936 as the interest income from the mortgage loan portfolio exceeded the interest expense from our Debt obligations and provision for credit losses.
Net Increase in Members’ Capital Resulting from Operations
During the three months ended June 30, 2022, the net increase in Members’ capital resulting from operations was $351,936 primarily driven by interest income and waivers of fees and expense reimbursements. partially offset by the provision for credit losses and operating expenses.
During the six months ended June 30, 2022, the net increase in Members’ capital resulting from operations was $406,459 primarily driven by interest income and waivers of fees and expense reimbursements. partially offset by the provision for credit losses and operating expenses.
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
The Company’s primary use of funds from its Debt obligations will be investments in Portfolio Investments, cash distributions to Members and the payment of operating expenses.
Cash and cash equivalents as of June 30, 2022, taken together with the Company’s uncalled Capital Commitments of $377,410,124 and the potential for additional borrowings under the Company’s Credit Facility and the Company’s Repurchase Agreement, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.

Credit Facility
On December 14, 2021, the Company entered into the Agreement to establish the Credit Facility with the State Street Credit Facility Administrative Bank and the Lenders.
As of June 30, 2022, the Company had $76,400,000 outstanding on the Credit Facility and the Company was in compliance with the terms of the Agreement. As of June 30, 2022 the remaining amount the Company could drawdown against the Credit Facility was $23,600,000. The Company intends to continue to utilize the Credit Facility on a revolving basis to fund investments and for other general corporate purposes.
Repurchase Agreement
On April 27, 2022, the Company, through AB CRE Member I LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement, entered into a $150,000,000 master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount to $250,000,000, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A.
As of June 30, 2022, the company had $97,092,000 outstanding on the repurchase contract and the Company was in compliance with the terms of the Repurchase Agreement. As of June 30, 2022 the remaining amount the company could utilize under the Repurchase Agreement was $52,908,000 with the potential to increase to a maximum of $152,908,000.
For further details, see “Note 6. Lines of Credit Payable,” to the Company’s financial statements.
Cash Flows Provided by Operating Activities
For the six months ended June 30, 2022, cash flows provided by operating activities were $1,341,786.
Cash Flows Used by Investing Activities
For the six months ended June 30, 2022, cash flows used by investing activities were $152,977,054, primarily driven by expenditures to originate new loans.
Cash Flows Provided by Financing Activities
For the six months ended June 30, 2022, cash flows provided by financing activities were $152,439,500, primarily driven by the issuance of common units and borrowings on the Credit Facilities.
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
Equity Method Investments
The Company accounts for its investments in unconsolidated entities under the equity method of accounting. The Company applies the equity method by initially recording these investments at cost, as equity method investments, subsequently adjusted for equity in earnings and cash contributions and distributions. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months. In the event there is an outside basis portion of the Company’s equity method investments, it is amortized over the anticipated useful lives of the underlying entities’ tangible and intangible assets acquired and liabilities assumed.
The Company evaluates equity investments on a periodic basis to determine if there are any indicators that the value of the equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value.
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

For these services, we pay (x) a quarterly Management Fee in respect of each Member, in arrears, equal to the Applicable Percentage of such Member multiplied by the sum of (i) the net asset value (“NAV”) of the Units and (ii) the product of (a) all unfunded commitment amounts under any investments (“Portfolio Investments”) with ongoing funding obligations (e.g., delayed-draw term loans) and (b) the Indebtedness Fraction, each of (i) and (ii) as of the last day of each calendar respect of each Member, in arrears, to the Management Agreement and (y) an incentive fee based on our performance pursuant to the LLC Agreement.
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
Assuming that the statement of assets and liabilities as of June 30, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates. The total outstanding amount of assets and liabilities subject to changes on floating interest rate are $161,053,539 and $173,492,000; respectively.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(406,508)	$(433,730)	$27,222
Up 100 basis points	1,626,033	1,734,920	(108,887)
Up 200 basis points	3,252,067	3,469,840	(217,773)
Up 300 basis points	4,878,100	5,204,760	(326,660)
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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on
Form 10-K
for the fiscal year ended December 31, 2021, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on
Form 10-K
are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the six months ended June 30, 2022, there have been no material changes from the risk factors set forth in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021 and the Company’s Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosure
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Amended and Restated Investment Management Agreement, dated April 1, 2022, by and between AB Commercial Real Estate Private Debt Fund, LLC and AllianceBernstein L.P. (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 000-56320) filed on April 5, 2022).

10.2	Master Repurchase and Securities Contract Agreement, dated April 27, 2022, among AB CRE PDF Member I LLC, as Seller, Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent and the financial institutions referred to therein (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 000-56320) filed on April 29, 2022).

10.3	Second Amended and Restated Investment Management Agreement, dated June 20, 2022, by and between AB Commercial Real Estate Private Debt Fund, LLC and AllianceBernstein L.P. (incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K (File No. 000-56320) filed on June 21, 2022).

10.4	Amended and Restated Expense Limitation Agreement, dated June 20, 2022, by and between AB Commercial Real Estate Private Debt Fund, LLC and AllianceBernstein L.P. (incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K (File No. 000-56320) filed on June 21, 2022).

10.5	Second Amended and Restated Limited Liability Company Agreement of AB Commercial Real Estate Private Debt Fund, LLC, dated June 20, 2022 (incorporated by reference to Exhibit 10.3 to the Fund’s Current Report on Form 8-K (File No. 000-56320) filed on June 21, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCHS	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.
Date: August 15, 2022

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director
(Principal Executive Officer)