Form 10-Q
period 2022-09-30
AB Commercial Real Estate Private Debt Fund, LLC
filed 2022-11-15
CIK 1876255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2022, the registrant had 11,342,193 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
None.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

i

Item 1.	Financial Statements
AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Balance Sheets

	As of September 30, 2022	As of December 31, 2021
	(unaudited)
Assets
Loan receivables held for investments, net, at amortized cost
Mortgage loans receivable	$249,670,808	$82,532,117
Allowance for credit losses	(2,004,565)	(372,046)
Equity method investments	67,440,510	—
Cash and cash equivalents	4,170,796	3,108,981
Accrued interest receivable	1,075,577	69,976
Prepaid expenses	—	178,549
Reimbursement receivable (see Note 8)	895,416	537,901
Deferred financing costs, net	715,984	154,486

Total assets	$321,964,526	$86,209,964

Liabilities and Members’ Capital
Liabilities
Debt obligations	$207,005,233	$64,400,000
Distribution payable	1,957,206	—
Professional fees payable	818,751	226,024
Management fees payable	449,710	—
Interest payable	564,244	36,171
Administration and custodian fee payable	54,568	30,209
Organization fee payable	278,504	278,504
Incentive fees payable	91,327	—
Other liabilities	134,250	409,638

Total liabilities	$211,353,793	$65,380,546

Commitments and contingencies (see Note 10)	—	—
Members’ capital
Common units (11,342,193 and 2,120,510 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	$111,804,515	$21,205,102
Distributions in excess of earnings	(1,193,782)	(375,684)

Total members’ capital	110,610,733	20,829,418

Total liabilities and members’ capital	$321,964,526	$86,209,964

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from Formation (June 1, 2021) to September 30,
	2022	2021	2022	2021
Net interest income
Interest income net of amortization/accretion	$4,255,415	$—	$7,522,316	$—
Interest expense	(2,582,580)	—	(4,061,599)	—

Net interest incom e	1,672,835	—	3,460,717	—
Provision for credit losses	(345,573)	—	(1,632,519)	—

Net interest income after provision for credit losses	1,327,262	—	1,828,198	—

Operating Expenses:
Management fees	393,069	—	750,033	—
Incentive fees	91,327	—	91,327	—
Professional fees	276,735	—	711,146	—
Administration and custodian fees	47,858	—	108,840	—
Other expenses	8,489	—	13,490	—

Total operating expenses	817,478	—	1,674,836	—

Other Income:
Reimbursement - Investment Manager (see Note 8)	88,521	—	357,515	—
Waived management fees	—	—	300,323	—
Income from equity method investments	1,641,596	—	1,817,779	—
Other income	9,968	—	27,349	—

Total other income	1,740,085	—	2,502,966	—

Net Income	$2,249,869	$—	$2,656,328	$—

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.20	—	0.37	—
Weighted average units outstanding	11,253,028	—	7,104,557	—
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statement of Changes in Members’ Capital
(Unaudited)

	Common Units
	Units	Par Amount	Paid in Capital in Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital

Members’ capital at June 1, 2021 (Formation)	—	$—	$—	$—	$—
Issuance of common units	10	—	1,000	—	1,000

Members’ capital at September 30, 2021	10	$—	$1,000	$—	$1,000

Issuance of common units	2,120,500	—	21,204,102	—	21,204,102
Net Loss	—	—	—	(375,684)	(375,684)

Members’ capital at December 31, 2021	2,120,510	$—	$21,205,102	$(375,684)	$20,829,418

Issuance of common units	2,073,257	—	20,547,339	—	20,547,339
Net Income	—	—	—	54,523	54,523

Members’ capital at March 31, 2022	4,193,767	$—	$41,752,441	$(321,161)	$41,431,280

Issuance of common units	2,350,421	—	23,250,937	—	23,250,937
Net Income	—	—	—	351,936	351,936

Members’ capital at June 30, 2022	6,544,188	$—	$65,003,378	$30,775	$65,034,153

Issuance of common units	4,798,004	—	46,801,137	—	46,801,137
Net Income	—	—	—	2,249,869	2,249,869
Distributions declared	—	—	—	(3,474,426)	(3,474,426)

Members’ capital at September 30, 2022	11,342,192	$—	$111,804,515	$(1,193,782)	$110,610,733

See Notes to Financial Statement

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Period from Formation (June 1, 2021) to September 30, 2021
Cash flows from operating activities
Net Income	$2,656,328	$—

Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(460,238)	—
Amortization of basis difference of equity method investments	(1,263,320)	—
Income from equity method investments	(554,459)	—
Distributions of earnings from equity method investments	554,459	—
Amortization of deferred financing costs	536,229	—
Provision for credit losses	1,632,519	—

Increase or decrease in operating assets and liabilities:
(Increase) in accrued interest receivable	(1,005,601)	—
Decrease in prepaid expenses	178,549	—
(Increase) in reimbursement receivable	(357,515)	—
Increase in professional fees payable	592,727	—
Increase in management fees payable	449,710	—
Increase in interest payable	528,073	—
Increase in administration and custodian fee payable	24,359	—
Increase in incentive fees payable	91,327	—
(Decrease) in other liabilities	(275,388)	—

Net cash provided by operating activities	3,327,759	—

Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(166,678,453)	—
Purchase of equity method investments	(74,651,763)	—
Distributions from equity method investments in excess of earnings	8,474,573	—

Net cash used for investing activities	(232,855,643)	—

Cash flows from financing activities
Issuance of common units	90,599,413	1,000
Distributions paid	(1,517,220)	—
Line of credit borrowings	130,700,000	—
Line of credit paydowns	(147,100,000)	—
Repurchase agreement borrowings	159,005,233	—
Deferred financing costs paid	(1,097,727)	—

Net cash provided by financing activities	230,589,699	1,000

Net increase in cash and cash equivalents	1,061,815	1,000
Cash and cash equivalents, beginning of period	3,108,981	—

Cash and cash equivalents, end of period	$4,170,796	$1,000

Supplemental financing activities
Cash paid during the period for interest	$2,993,027	$—

Noncash financing activities
Increase in distribution payable	$1,957,206	$—
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Notes to Financial Statements
September 30, 2022

1.	Organization and Business Purpose
AB Commercial Real Estate Private Debt Fund, LLC (the “Company”) is a Delaware limited liability company formed on June 1, 2021 (“Formation”) to operate as a private investment entity generally for qualified US investors. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The investment objective of the Company is to generate attractive risk-adjusted returns through investments primarily in loans secured by high quality commercial real estate properties located in the United States. The Company will seek to prioritize capital preservation and high current income by investing primarily in directly originated first mortgage loans, senior and junior mezzanine loans,
B-notes,
second mortgages or other subordinated loans. To a lesser extent, the Company will invest in the following: legacy, new issue, and single-borrower commercial mortgage backed securities (“CMBS”); commercial real estate-related securities; performing, sub-performing
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
The Company conducts private offerings of its Units to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company’s initial private offering of Units (the “Private Offering”) has been conducted in reliance on Regulation D under the Securities Act. Any investors in our Private Offering are required to be “accredited investors” as defined in Regulation D of the Securities Act. The limited liability company units in the Company (the “Units”) are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to a Form 10 Registration Statement (the “Form 10 Registration Statement”). Accordingly, the Company is currently required to comply with certain reporting requirements set forth in the Exchange Act, including the filing of annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”).
AllianceBernstein L.P. (the “Investment Manager” or “AllianceBernstein”), a Delaware limited partnership and an affiliate of a sole shareholder, will serve as the investment manager of the Company pursuant to the Management Agreement. The investment management services provided by the Investment Manager will be in accordance with the Company’s investment objectives and policies. The Investment Manager is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Management Agreement, the Investment Manager is responsible for management of the portfolio of the Company and any subsidiary.
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
A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans. Generally, when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset concessions granted should conditions impacting the loan improve. The Company’s determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired and are assessed for specific reserves. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company’s current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. There have been no TDRs through September 30, 2022.
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
There have been no
non-accrual
loans through September 30, 2022.
For the three and nine months ended September 30, 2022, the Company recognized a provision for credit losses in the amount of $345,573 and $1,632,519 respectively, and is included in the accompanying consolidated financial statements. As of September 30, 2022 and December 31, 2021 the allowance for credit losses amounted to $2,004,565 and $372,046, respectively and is included in the accompanying consolidated balance sheets.
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
The Company classifies distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investment and is classified as cash inflows from investing activities.
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
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing of the debt obligations. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term for both the Credit Facility and Repurchase Agreement. The amortization of such costs is included in interest expense in the consolidated statements of income, with any unamortized amounts included in deferred financing costs on the consolidated balance sheets.

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code for U.S. federal income tax purposes commencing with our taxable year that begins on the date of our Initial Closing. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distributes at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, to the Members. The Company intends to adhere to the REIT qualification requirements and to maintain our qualification for taxation as a REIT.
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
Recent Accounting Pronouncements Pending Adoption
In March 2022, the FASB issued ASU
2022-02
Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, (“ASU
2022-02”).
ASU
2022-02
eliminates the recognition and measurement guidance for troubled debt restructuring for creditors that have adopted ASC 326 and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. Early adoption is permitted and is effective for fiscal years beginning after December 15, 2022. The Company does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

3.	Capital Commitments
The following information sets forth the capital commitments of the Company as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Capital Commitments	$489,577,065	$151,458,870
Capital Funded	111,804,515	21,205,102

Unfunded Capital Commitments	$377,772,550	$130,253,768

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

4. Loan Receivables Held for Investment
The following table summarizes the Company’s investments in loan receivables held for investment as of September 30, 2022:

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at September 30, 2022	Interest Rate September 30, 2022 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$41,648,000	$40,779,892	SOFR + 3.06%	$40,519,673	5.81%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585,000	43,700,000	SOFR + 3.61%	43,297,269	6.36%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750,000	41,000,000	SOFR + 6.75%	40,652,224	9.50%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500,000	37,920,000	SOFR + 3.30%	37,564,248	6.05%	5/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935,000	50,197,476	SOFR + 4.25%	49,693,791	6.85%	8/5/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	38,250,000	38,250,000	SOFR + 4.75%	37,943,603	7.50%	7/5/2025	Interest only

Total				$270,668,000	$251,847,368		$249,670,808

(1)
The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of their most recent reset period prior to September 30, 202
2

The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2021:

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at December 31, 2021	Interest rate at December 31, 2021 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$41,648,000	$39,745,000	SOFR + 3.06%	$39,336,506	3.13%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585,000	43,700,000	SOFR + 3.50%	43,195,611	3.75%	7/10/2025	Interest only

Total				$92,233,000	$83,445,000		$82,532,117

(1)
The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of their most recent reset period prior to December 31, 2021

5.	Equity Method Investments
As of September 30, 2022, the Company held 7.13% and 6.99% interests in AB Commercial Real Estate Debt Fund,
SICAV-SIF
(“AB CRED II”) and AB Commercial Real Estate Debt Fund III,
SICAV-SIF
S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $14,641,906 and $52,798,604, respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.
At September 30, 2022, the unamortized basis differences of the Company’s equity investments were $3,741,861.
At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimate life of the investments or recognized when a loan is repaid. At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimate life of the investments or recognized when a loan is repaid.
Net
amortization of the basis differences increased the carrying values of the Company’s equity investments during the three and nine months ended September 30, 2022, in the amount of $1,087,137 and $1,263,320, respectivel
y.
As noted in Note 2 the reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.
Summarized financial information for the equity method investments as of June 30, 2022 (balance sheet) and for the three and six months ended June 30, 2022 (statement of income) is as follows:

Balance Sheet	As of June 30, 2022
Assets
Investments	$975,716,318
Cash and cash equivalents	72,085,492
Other assets	7,170,472

Total assets	$1,054,972,282

Liabilities
Accrued Expenses	$26,941,486
Other liabilities	2,190,699

Total liabilities	$29,132,185

Total equity	$1,025,840,097

Total liabilities and equity	$1,054,972,282

Statements of Income	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Total income	$14,621,581	$14,621,581
Total expenses	2,170,559	2,170,559

Net investment income	$12,451,022	$12,451,022
Other income/(expenses)
Net realized loss	(801,370)	(801,370)
Net change in unrealized depreciation	(6,296,338)	(6,296,338)

Net Income	$5,353,314	$5,353,314

6.	Fair Value of Financial Instruments
Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of September 30, 2022, and the level of each financial instrument within the fair value hierarchy:

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$249,670,808	$—	$—	$250,585,472	$250,585,472

	$249,670,808	$—	$—	$250,585,472	$250,585,472

Liabilities
Line of credit payable	$48,000,000	$—	$—	$48,000,000	$48,000,000
Repurchase agreement	159,005,233			159,005,233	159,005,233

	$207,005,233	$—	$—	$207,005,233	$207,005,233

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
The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of September 30, 2022 are the discount rates and range from 2.95% to 6.75%.
Fair values of the Company’s debt obligations approximate their carrying value as of September 30, 2022.

The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2021 and the level of each financial instrument within the fair value hierarchy:

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$82,532,117	$—	$—	$82,532,117	$82,532,117

	$82,532,117	$—	$—	$82,532,117	$82,532,117

Liabilities
Line of credit payable	$64,400,000	$—	$—	$64,400,000	$64,400,000

	$64,400,000	$—	$—	$64,400,000	$64,400,000

Fair value approximates their carrying value as of December 31, 2021.

7.	Debt Obligations
Summarized Debt Obligations
The following table summarizes the Company’s debt obligations:

Debt Obligation	Outstanding Balance as of September 30, 2022	Outstanding Balance as of December 31, 2021	Weighted Average Interest Rate for the Period	Interest Expense For the Three Months Ended September 30, 2022	Interest Expense For the Nine Months Ended September 30, 2022	Interest Payable as of September 30, 2022	Interest Payable as of December 31, 2021	Value of Underlying Collateral as of September 30, 2022
Credit facility	$48,000,000	$64,400,000	4.88%	$629,522	$1,348,970	$182,690	$31,901	N/A
Repurchase agreement	159,005,233	—	5.13%	1,707,294	2,176,400	362,874	—	210,847,358

Total	$207,005,233	$64,400,000		$2,336,816	$3,525,370	$545,564	$31,901	$210,847,358

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
The maximum principal amount (the “Maximum Commitment”) of the Credit Facility was $65 million. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $100 million, subject to certain terms and conditions as described in the Agreement. During February 2022
,
the Company increased the Maximum Commitment to $100 million. During September 2022
,
the Maximum Commitment was reduced to $65 million.
Borrowings under the Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR (SOFR plus the applicable spread based upon the interest period
o
ne-month
in the amount of .11448%, three-month in the amount of .26161% and six month in the amount of .42826%) for the applicable Interest Period; and (ii) with respect to reference rate loans, the reference rate in effect from day to day which is the Federal Funds Rate plus .11448% plus .50%.
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

Repurchase Agreement
On April 27, 2022, AB CRE PDF Member I LLC entered into a $150,000,000 master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250,000,000, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Repurchase Agreement, AB CRE PDF Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use
properties or such other property types acceptable to Morgan Stanley. The expiration date of the Repurchase Agreement is April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement. During July 2022
,
the Company increased the Maximum Facility Amount to $200,000,000.
Under the Repurchase Agreement, the proceeds received by AB CRE PDF Member I LLC for each Purchased Asset is equal to the product of (a) the outstanding principal balance of such Purchased Asset, multiplied by (b) the applicable Purchase Percentage. Upon repurchase of the Purchased Asset by AB CRE PDF Member I LLC, the Repurchase Price for such Purchased Asset shall equal the sum of the Purchase Price of such Purchased Asset and the accrued and unpaid Price Differential with respect to such Purchased Asset as of the date of such determination, minus all Income and other cash actually received by Buyers in respect of such Purchased Asset and applied towards the Repurchase Price and/or Price Differential pursuant to the Repurchase Agreement. For borrowings under the Repurchase Agreement
,
the advance rate and spread are determined based on the individual loan.
In connection with the Repurchase Agreement, the Company has agreed to guarantee certain obligations of AB CRE PDF Member I LLC under the Repurchase Agreement.
Combined Maturity of Debt Obligations
The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Period ending December 31,	Borrowing by Maturity
2022 (last 3 months)	$48,000,000
2023	—
2024	—
2025	159,005,233
2026	—

Total	$207,005,233

8.	Related Party Transactions
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
For the three and nine months ended September 30, 2022 the Company incurred Management Fees of $393,069 and $750,033, respectively of which the Investment Manager waived $0 and $300,323, respectively. As of September 30, 2022 and December 31, 2021 the Management Fees payable amounted to $449,710 and $0, respectively.
Investment Activity
As disclosed in Note 5, the Company holds interests in and advises AB CRED II and AB CRED III, affiliated entities of the Company and unconsolidated joint ventures.
During the three months ended September 30, 2022 the Company purchased loan 6 from a related party at the respective fair value.
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
Due to the fact that the Incentive Fee is calculated at the Company level in the aggregate and not charged separately with respect to each Member, it is possible that the Company may be charged the Incentive Fee despite the Member’s particular investment in the Company having a negative performance during a calendar quarter.

For the three and nine months ended September 30, 2022 the Company incurred Incentive Fees of $91,327 and $91,327, respectively. As of September 30, 2022 and December 31, 2021, the Incentive Fees payable amounted to $91,327 and $0, respectively.
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
For the three and nine months ended September 30, 2022 the Company incurred expenses in excess of the Expense Cap totaling $88,521 and $357,515, respectively. As of September 30, 2022 and December 31, 2021 the Company is owed reimbursements of $895,416 and $537,901, respectively, from the Investment Manager and is included in the balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be paid at the third anniversary of the initial closing or as soon as practical.

9.	Risks and Uncertainties
The Company invests in financial instruments that are subject to interest rate volatility and regional and global conflicts that could adversely affect the results of the Company.

10.	Commitments and Contingencies
Commitments
The Company may enter into commitments to fund investments. As of September 30, 2022 and December 31, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of September 30, 2022:

Investment	Expiration Date	Unfunded Commitment
Loan 1	1/10/2024	$868,108
Loan 2	7/10/2025	6,885,000
Loan 3	3/10/2025	1,750,000
Loan 4	5/10/2025	3,580,000
Loan 5	8/5/2024	5,737,524
Loan 6	7/5/2025	—

Total		$18,820,632

The Company had the following unfunded commitments by investment as of December 31, 2021:

Investment	Expiration Date	Unfunded Commitment
Loan 1	1/10/2024	$1,903,000
Loan 2	7/10/2025	6,885,000

Total		$8,788,000

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021. These forward-looking statements apply only as of the date of this Quarterly Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

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

Each Capital Commitment (or a portion thereof, as applicable) of a Member will last until (i) the Company determines to repurchase all or any portion of such Member’s Units that are attributable to such Capital Commitment (or such portion thereof, as applicable), as discussed below (will not become available pursuant to a Member’s repurchase request until the expiration of the Lock-Up Period), (ii) such Member has chosen to be released from its Remaining Commitments after the expiration of its Lock-Up Period (except with respect to post commitment period obligations) or (iii) the Company has elected to wind up.

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

NAV Per Share
December 31, 2021	$9.8228
March 31, 2022	$9.8793
June 30, 2022	$9.7059
September 30, 2022	$9.7521

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

Portfolio Summary

As of September 30, 2022, the Company had made investments of $251,847,368 in six floating rate loans, along with $74,651,763 in two unconsolidated equity investments. The six floating rate loans had a weighted average interest rate of 7.01% and weighted average remaining term of 2.25 years.

Portfolio Investment Activity

During the three months ended September 30, 2022, the Company invested in two new loans with a combined outstanding principal balance of $88,447,476.

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of September 30, 2022:

Investment	Balance	Loan Structure	Property Type	Geographic Location
Loan 1	$40,779,892	First Lien	Multifamily	California
Loan 2	$43,700,000	First Lien	Industrial	Mississippi
Loan 3	$41,000,000	First Lien	Hospitality	California
Loan 4	$37,920,000	First Lien	Multifamily	New York
Loan 5	$50,197,476	First Lien	Office	Texas
Loan 6	$38,250,000	First Lien	Hospitality	California

As of September 30, 2022, the Company held 7.13% and 6.99% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $14,641,906 and $52,798,604, respectively.

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

Results of Operations

The Company had no operating results for the quarter ended September 30, 2021. The following is a summary of the Company’s operating results for the quarter ended September 30, 2022:

For the Three Months Ended September 30, 2022
Net interest income (loss)
Interest income net of amortization/accretion	$4,255,415
Interest expense	(2,582,580)

For the Three Months Ended September 30, 2022
Net interest income	1,672,835
Provision for credit losses	(345,573)

Net interest income after provision for credit losses	1,327,262

Operating expenses
Management fees	393,069
Incentive fees	91,327
Professional fees	276,735
Administration and custodian fees	47,858
Other expenses	8,489

Total operating expenses	817,478

Other income
Reimbursement – Investment Manager (see Note 8)	88,521
Income from equity method investments	1,641,596
Other income	9,968

Total other income	1,740,085

Net Income	2,249,869

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.20
Weighted average units outstanding	11,253,028

The Company had no operating results for the period from Formation (June 1, 2021) to September 30, 2021. The following is a summary of the Company’s operating results for the nine months ended September 30, 2022:

For the Nine Months Ended September 30, 2022
Net interest income (loss)
Interest income net of amortization/accretion	$7,522,316
Interest expense	(4,061,599)

Net interest income	3,460,717
Provision for credit losses	(1,632,519)

Net interest income after provision for credit losses	1,828,198

Operating expenses
Management fees	750,033
Incentive fees	91,327
Professional fees	711,146
Administration and custodian fees	108,840
Other expenses	13,490

Total operating expenses	1,674,836

Other income
Reimbursement – Investment Manager (see Note 8)	357,515
Waived Management Fees	300,323
Income from equity method investments	1,817,779
Other income	27,349

Total other income	2,502,966

For the Nine Months Ended September 30, 2022
Net Income	2,656,328

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.37
Weighted average units outstanding	7,104,557

Net Interest Income

During the three months ended September 30, 2022, the Company’s net interest income was comprised of $1,327,262 as the interest income from the mortgage loan portfolio exceeded the interest expense from our Debt obligations and provision for credit losses.

During the nine months ended September 30, 2022, the Company’s net interest income was comprised of $1,828,198 as the interest income from the mortgage loan portfolio exceeded the interest expense from our Debt obligations and provision for credit losses.

Net Income

During the three months ended September 30, 2022, the net income was $2,249,869 p primarily driven by interest income and expense reimbursements, partially offset by the provision for credit losses and operating expenses.

During the nine months ended September 30, 2022, the net income was $2,656,328 primarily driven by interest income and waivers of fees and expense reimbursements, partially offset by the provision for credit losses and operating expenses.

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

Cash and cash equivalents as of September 30, 2022, taken together with the Company’s uncalled Capital Commitments of $377,772,550 and the potential for additional borrowings under the Company’s Credit Facility and the Company’s Repurchase Agreement, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.

Credit Facility

On December 14, 2021, the Company entered into the Agreement to establish the Credit Facility with the State Street Credit Facility Administrative Bank and the Lenders.

As of September 30, 2022, the Company had $48,000,000 outstanding on the Credit Facility and the Company was in compliance with the terms of the Agreement. As of September 30, 2022, the remaining amount the Company could drawdown against the Credit Facility was $17,000,000. The Company intends to continue to utilize the Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

Repurchase Agreement

On April 27, 2022, the Company, through AB CRE Member I LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement, entered into a $150,000,000 master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount to $250,000,000, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. During July 2022 the Company increased the Maximum Facility Amount to $200,000,000.

As of September 30, 2022, the Company had $159,005,233 outstanding on the repurchase contract, however, the Company can borrow an additional $40,994,767 as part of the Repurchase Agreement. As of September 30, 2022, the Company was in compliance with the terms of the Repurchase Agreement.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Member Distributions

For the nine months ended September 30, 2022, the Company paid or declared distributions of $3,474,426.

Cash Flows Provided by Operating Activities

For the nine months ended September 30, 2022, cash flows provided by operating activities were $3,327,759.

Cash Flows Used by Investing Activities

For the nine months ended September 30, 2022, cash flows used for investing activities were $232,855,643, primarily driven by expenditures to originate new loans and purchase equity method investments.

Cash Flows Provided by Financing Activities

For the period from formation (June 1, 2021) to September 30, 2021, cash flows provided by financing activities were $1,000, driven by the issuance of common units.

For the nine months ended September 30, 2022, cash flows provided by financing activities were $230,589,699, primarily driven by the issuance of common units, borrowings on the Credit Facilities, and borrowings on repurchase agreements.

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

The Company classifies distributions received from equity method investments using the cumulative earnings approach. Distributions received are considered returns on the investment and classified as cash inflows from operating activities. If, however, the investor’s cumulative distributions received, less distributions received in prior periods determined to be returns of investment, exceeds cumulative equity in earnings recognized, the excess is considered a return of investments and is classified as cash inflows from investing activities.

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

Assuming that the statement of assets and liabilities as of September 30, 2022, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates. The total outstanding amount of loan receivable assets and debt obligation liabilities subject to changes on floating interest rate are $251,847,368 and $207,005,233; respectively.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Interest Income
Down 25 basis points	$(629,618)	$(739,175)	$109,557
Up 100 basis points	2,518,474	1,848,390	670,084
Up 200 basis points	5,036,947	3,918,442	1,118,505
Up 300 basis points	7,555,421	5,988,495	1,566,926

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the nine months ended September 30, 2022, there have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Date: November 15, 2022

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director
(Principal Executive Officer)