Form 10-K
period 2022-12-31
AB Commercial Real Estate Private Debt Fund, LLC
filed 2023-03-28
CIK 1876255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §
240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of
the Exchange Act).     Yes  ☐    No  ☑
As of March 27, 2023, the registrant had
11,598,359

units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
None.

i

CERTAIN DEFINITIONS

Except as otherwise specified in this annual report on Form 10-K (the “Annual Report”), the terms “we,” “us,” “our” and the “Company” refer to AB Commercial Real Estate Private Debt Fund, LLC, a Delaware limited liability company. We refer to AllianceBernstein L.P., our investment adviser, as “AB” or the “Investment Manager,” and to State Street Bank and Trust Company or its affiliates, our administrator, as the “Administrator.” The term “Members” refers to holders of our limited liability company units, which we refer to herein as the “Units”. The term “LLC Agreement” refers to our Second Amended and Restated Limited Liability Company Operating Agreement.

SPECIAL NOTE FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors, and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about the Company, our current and prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•

general economic and market conditions, including heightened inflation, slower growth or recession, changes to fiscal and monetary policy, higher interest rates, currency fluctuations, and other conditions particularly affecting the real estate industry;

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

•	Failure to qualify as a REIT under the Code could have a material adverse effect on us.

•	REIT requirements may restrict our operations, limit our ability to hedge effectively, may cause us to incur tax liabilities and may force us to make distributions to Members.

•	Risk associated with certain of our assets and investments could affect our ability to qualify as a REIT.

•	A failure in our cyber security systems or information systems could significantly disrupt our business.

Certain Risks Associated with the Units

•	The Units are not freely transferable and therefore provide limited liquidity to investors.

•	Our Incentive Fee may create an incentive for the Investment Manager to make riskier or more speculative investments.

•	We may make in-kind distributions to Members.

•	We, the Investment Manager and/or its affiliates may enter into separate agreements with certain Members on different terms than those described in this Annual Report.

•	We may suspend distributions, the calculation of our NAV and/or the calculation of the NAV of Units.

Certain Investment Risks

•	Our Portfolio Investments may be risky, and you could lose all or part of your investment.

•	We are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets.

•	We intend to invest in certain long-term, illiquid investments.

•	We will depend on the diligence of our Investment Manager.

•	The Investment Manager’s ability to manage certain Portfolio Investments may be limited.

•	Real estate loans that we originate or acquire may become non-performing after their acquisition or origination.

•	Our Portfolio Investments may be subject to greater risks of delinquency and foreclosure than other loans.

•	Borrowers that we make loans to may not be able to achieve their business plans, and such loans may go into default.

•	We may purchase participations and/or co-lender interests in real estate loans.

•	There are no restrictions on the credit quality of the collateral securing the loans in which we invest.

•	We are subject to risks associated with mortgage loans secured by leased properties.

•	We are subject to risks associated with our investments in collateralized mortgage-backed securities.

•	We may invest in certain subordinated classes of securities and certain derivative agreements.

Other Risks

•	We may not be able to realize returns on our investments in a timely manner, or at all.

•

The concentration of our investment portfolio in the commercial real estate sector may increase the losses suffered by us or reduce our ability to hedge our exposure and to dispose of depreciating assets.

•	We may invest in securities subject to transfer restrictions or for which no liquid market exists.

PART I

Item 1. Business.

Overview

We are a Delaware limited liability company formed on June 1, 2021 to operate as a private investment fund generally for qualified US investors. We intend to qualify and elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). Our board of directors (the “Board”) was appointed to serve the Company. However, pursuant to an investment management agreement (as amended, the “Management Agreement”) between us and the Investment Manager, the Board delegated to the Investment Manager all rights, power, authority, discretion, duties and responsibilities in respect of the Company, including without limitation, responsibility for the investment activities of the Company and the day-to-day management and administration of the Company. The Board remains responsible for overseeing the performance of the Investment Manager. The investment management services provided by the Investment Manager are in accordance with our investment objectives and policies, subject to the oversight by the Board. To achieve certain tax, regulatory and/or administrative efficiencies, we may invest through or otherwise utilize one or more subsidiary investment vehicles (each, a “Subsidiary”) that are managed and/or sponsored by the Investment Manager or its affiliates. The discussion in this Annual Report relating to investments made by us or other actions may relate to such investments or other actions made by a Subsidiary, as applicable. Our investment objective is to generate attractive risk-adjusted returns through a diversified portfolio of commercial real estate-related investments that are predominantly credit investments secured by commercial real estate located in the United States, principally through investments made pursuant to the investment program described herein.

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

The Board

We adopted our LLC Agreement on November 5, 2021, the date we also refer to as our “Initial Closing.” The LLC Agreement was amended and restated on June 20, 2022. Pursuant to the LLC Agreement, our Board is comprised of at least 3 directors, but not more than 9 directors. Matthew Bass, Peter J. Gordon, Edward Gellert and Marguerite Brogan have served as directors since the Initial Closing. Each such director is an employee of, or otherwise affiliated with, the Investment Manager or its affiliates. One or more additional or replacement directors, including persons that may be affiliated with the Investment Manager or its affiliates, may be appointed by the Board, as determined by the Board in its sole discretion.

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

Please see key professional biographies below:

•

Matthew Bass is Head of Private Alternatives and a member of the Operating Committee. As head of AB’s Private Alternatives SBU, he is responsible for the leadership and strategic growth of the business, which includes all of AB’s private market investment strategies. Previously, Bass held various roles in the firm’s Alternatives business (including as head of Alternatives and Multi-Asset Business Development, and COO), where he was responsible for business strategy, sourcing of new investment teams, product development and capital raising. Prior to joining the firm in 2010, Bass was a program director at the US Department of the Treasury, responsible for the design and implementation of various real estate and real estate capital-markets programs pursuant to the Troubled Asset Relief Program. Before that, he was a vice president at The Blackstone Group’s GSO Capital Partners unit, where he was involved in analyzing, evaluating and executing private debt and equity investments. Bass began his career in the Financial Institutions Investment Banking Group at UBS, where he was responsible for executing M&A and capital-raising transactions for banks, asset managers and specialty finance companies. He holds a BS in finance from Lehigh University.

•

Peter J. Gordon is Chief Investment Officer and Head of US Commercial Real Estate Debt (CRED) in AB’s Real Estate Debt Group. CRED oversees nearly $9.5 billion in committed capital from insurance companies, pension funds and banks, across four vintage closed-end funds and various other institutional mandates. Gordon has been gaining experience in the US commercial real estate markets since 2001 and has also spent four years in construction management. Previously, he ran origination and was Managing Director of Commercial Real Estate Debt. Prior to joining the firm in 2016, Gordon served as managing director and head of commercial real estate (CRE) whole loan originations at Angelo, Gordon & Co., a global alternative investment-management firm, where he led the CRE whole loan team, responsible for sourcing, pricing, financing and structuring transactions as well as managing assets in the investment portfolio. Prior to that, Gordon was a senior member of the real estate finance and investment banking groups at both Goldman Sachs and Morgan Stanley, where he was involved in all aspects of commercial real estate lending, from originations for balance sheet and commercial mortgage-backed securities to loan structuring, syndication and securitization. Gordon holds a BS in mathematics from the University of St. Andrews in Scotland and an MBA from Columbia University.

•

Edward Gellert is a Managing Director for Real Estate Debt Investments at AB, with approximately 32 years of real estate industry experience, including investment and portfolio management, lending, distressed-focused investing, deal sourcing and the operation and development of real estate assets. Prior to joining AB, he was a senior portfolio manager at Avenue Capital Group, where he directed the investment activities of the Avenue Real Estate Strategy. He also served as chairman, CEO and president of ACRE Realty Investors. Before joining Avenue in 2004, Gellert founded EDGE Partners, where he served as a co-managing member of joint-venture entities that developed, repositioned and owned over 1.2 million square feet of properties. Previously, he sourced and arranged distressed debt and property acquisitions for Argent Ventures and Amroc Investments and was an analyst and asset manager for BRT Realty Trust. Gellert holds a BSM from the AB Freeman School of Business at Tulane University.

•

Marguerite (Midge) Brogan joined AB in 2020 as a Managing Director, with broad responsibility for finance, reporting, and asset management functions across the US Commercial Real Estate Debt platform. Previously, she managed Park Praedium, a company she founded in 2009, where she advised on workouts, recapitalizations and restructurings within commercial real estate. From 2015 to 2017, Brogan was a Managing Director for Colony NorthStar. Prior to that, she served as a Managing Director for Sabal Financial Group, and for the Global Real Estate Group at Lehman Brothers. Brogan holds a BS in business management (cum laude) from Boston College, and an MBA with concentrations in finance and real estate from The George Washington University. She is also a member of 100 Women in Finance and W/X New York Women Executives in Real Estate and was named one of the Top 50 Women Real Estate Professionals in 2004.

•

David Sotolov is a Managing Director for Real Estate Debt Investments at AB. Prior to joining the firm in 2021, he was a managing director at Annaly Capital Management, where he managed all West Coast investments for the Annaly Commercial Real Estate Group. Previously, Sotolov spent 11 years at iStar, most recently as executive vice president and head of West Coast Investments, focusing on senior debt, mezzanine debt and preferred equity; joint venture equity; ground-up development; and ground lease acquisitions. Prior to that, he served as a loan originator for Fremont Investment & Loan. Sotolov attended the University of California, Los Angeles.

•

Yanshu Li is Head of Asset Management for Commercial Real Estate Debt in AB’s Real Estate Group. Prior to joining AB in 2019, she managed KG Realty Investments, a value-add residential real estate investment company which she co-founded in 2013. From 2010-2013, she worked as an associate in the Commercial Real Estate Debt group at Blackstone, focusing on high-yield debt origination, structuring and asset management. From 2006 to 2009, Li was an associate in the CMBS Large Loan Group at Morgan Stanley, responsible for underwriting debt investments across all property types. Li holds a BA in economics from Princeton University.

Market Opportunity

The Team believes that current economic conditions, combined with commercial real estate fundamentals, create a compelling opportunity to generate a significant yield premium in commercial real estate debt. The geopolitical environment has taken center stage, shifting the focus from the COVID-19 recovery to energy prices, rising interest rates, and inflation as the central banks around the world attempt to respond. The Russia-Ukraine conflict has driven up energy and wheat costs across Europe and the US, while elongated lockdowns in China resulted in significant stress to the global supply chain. An uneven recovery across markets and property types is expected to create opportunities for experienced investing teams with expertise navigating a volatile macro market environment.

Demand for alternative lending capital continues to remain elevated, particularly on assets that faced disruption during the pandemic and are taking longer than expected to stabilize. Value-add assets present an attractive opportunity as traditional lenders, such as banks and insurance companies, struggle to compete due to regulatory restrictions and lack of deep underwriting expertise. The Team believes that there is an increased need for value-add capital to support the evolving landscape of real estate assets, accelerating trends that were in motion pre-COVID-19 (e.g., less need for traditional retail locations and more demand for industrial). Moreover, the supply of maturing loans over the next several years will be significant, generating consistent demand for mortgage loans, particularly on value-add/pre-stabilized assets. Additionally, the ability to acquire discounted loans from regional banks creates room to restructure/modify loan terms in order to improve recoverability above price paid. Borrowers increasingly favor more flexible institutional lending platforms that are solutions-oriented and have a demonstrated track record of success.

The Team believes that risk-adjusted returns of directly originated loans secured by pre-stabilized assets look compelling over the next several years due to the following factors:

•	reduced property valuations across sectors in selective markets;

•	wider loan spreads than the last several years;

•	moderated LTVs; and

•	an increase in “lender-friendly” loan structures and covenants.

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

Financing

On December 14, 2021, the Company entered into a credit agreement (as it may be amended, the “State Street Credit Agreement”) to establish a revolving credit facility (the “State Street Credit Facility”) with State Street Bank and Trust Company as administrative bank (the “State Street Credit Facility Administrative Bank”) and as a lender, and any other lender that becomes a party to the State Street Credit Agreement in accordance with the terms of the State Street Credit Agreement, as lenders (the “State Street Credit Facility Lenders”). The State Street Credit Facility provides for borrowings in an aggregate amount of $65 million (the “State Street Credit Facility Maximum Commitment”), which may be increased from time to time upon request of the Company to an amount not exceeding $140 million. The State Street Credit Facility was scheduled to mature on December 13, 2022 and was extended to December 12, 2023 (as it may be extended from time to time, the “State Street Credit Facility Stated Maturity Date”), subject to the Company’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to certain conditions. See “Financial Condition, Liquidity and Capital Resources – State Street Credit Facility.”

On April 27, 2022, AB CRE PDF Member I LLC entered into a $150,000,000 master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250,000,000, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Repurchase Agreement, AB CRE PDF Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The expiration date of the Repurchase Agreement is April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement. During July 2022 the Company increased the Maximum Facility Amount to $200,000,000.

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

•

professional fees (including, without limitation, expenses of asset managers, consultants and experts or master servicing or special servicing fees payable to a third-party servicer or to the Investment Manager or its affiliates) relating to investments;

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

Organization and Offering Expenses

We reimburse the Investment Manager for our organizational and offering expenses (“Organizational Expenses”). For the year ended December 31, 2022 and for the period from June 1, 2021 (Formation) to December 31, 2021, the Investment Manager incurred a total of approximately $0 and $279,000, respectively, in documented organizational costs and expenses on our behalf. Each Member is solely responsible for its own legal and tax counsel and any out-of-pocket expenses incurred in connection with its investment in the Company.

Pursuant to an Expense Limitation Agreement (as amended), the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap will be maintained until the third anniversary of the Initial Closing. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be charged to the Company during the three year period that the cap is in place, provided that no such payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, and reserves for and costs associated with determining current expected credit losses, will not be included as Company Expenses for purposes of calculating the expense cap. For the year ended December 31, 2022 and for the period from June 1, 2021 (Formation) to December 31, 2021, the Company incurred expenses in excess of the expense cap totaling $352,381 and $537,901, respectively. As of December 31, 2022 and December 31, 2021 the Company is owed reimbursements of $890,282 and $537,901, respectively, from the Investment Manager. The Expense Limitation Agreement was amended and restated on June 20, 2022 to, among other things, clarify that loan servicing fees and expenses, and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operation of the Portfolio Investments (as defined therein) are not to be included as Company Expenses (as defined therein) for purposes of calculating the Expense Cap (as defined therein).

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

The Administrator will be without liability for any loss, liability, claim or expense suffered or incurred by the Company unless caused by the Administrator’s fraud, willful default, gross negligence or willful misconduct, or that of the Administrator’s agents or employees. The Administrator will not be liable for any loss or damage arising from causes beyond its reasonable control. Further, the Administrator will not be liable for any special, indirect, incidental, or consequential damages of any kind whatsoever (including, without limitation, attorneys’ fees) in any way due to the Company’s use of the services provided under the Administration Agreement or the performance or failure to perform of the Administrator’s obligations under the Administration Agreement. In addition, pursuant to the Administration Agreement, the Company will indemnify the Administrator from and against any loss, liability, claim or expense (including reasonable attorneys’ fees and disbursements) suffered or incurred by the Administrator in connection with the performance of its duties under the Administration Agreement, including, without limitation, any liability or expense suffered or incurred as a result of the acts or omissions of the Company or any third-party agent or authorized price source or as a result of acting upon any instructions reasonably believed by the Administrator to have been duly authorized by the Company. However, this indemnity will not apply to any liability or expense occasioned by or resulting from the fraud, willful default, gross negligence or willful misconduct of the Administrator in the performance of its duties under the Administration Agreement.

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

Operating and Regulatory Structure

REIT Qualification

We have elected to be taxed as a REIT beginning with our taxable year that begins on the Initial Closing Date. We believe that our organization and operations qualify us for taxation as a REIT under the U.S. federal income tax laws. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our securities. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, subject to maintaining our qualification as a REIT, a portion of our business may be conducted through, and a portion of our income may be earned with respect to, our taxable REIT subsidiaries, (“TRSs”), should we decide to form TRSs in the future, which are subject to corporate income tax. Any distributions paid by us generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to qualified dividends received by us from a TRS, should we decide to form a TRS in the future.

Investment Company Act Exclusion

We are not registered as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on our capital structure or the use of leverage;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, and other rules and regulations that would significantly change our operations.

We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is “engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.” Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

We rely on the exclusion from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, or any other exclusions available to us. Section 3(c)(5)(C) of the Investment Company Act is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of our portfolio must be comprised of “qualifying real estate” assets and at least 80% of our portfolio must be comprised of “qualifying real estate” assets and “real estate-related” assets (and no more than 20% comprised of miscellaneous assets) as determined in accordance with the Investment Company Act and the rules and regulations promulgated thereunder. For purposes of the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act, we classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a “qualifying real estate” asset and a “real estate-related” asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of the assets held by us. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

In order to maintain an exclusion from registration under the Investment Company Act, we may be unable to sell assets that we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire assets that we would otherwise want to acquire and would be important to our strategy.

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

Taxation as a REIT

We have elected to be taxed as a REIT beginning with our taxable year that begins on the Initial Closing Date. We believe that we are organized and will operate in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws.

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

The following table sets forth the dividends declared and their related tax characterization for the fiscal tax year ended December 31, 2022 and for the period from June 1, 2021 (Formation) to December 31, 2021:

Fiscal Tax Year	Distributions Declared	Return of Capital	Dividends
Year ended December 31, 2022	100.00%	18.28%	81.72%
The period from June 1, 2021 (Formation) to December 31, 2021	—	—	—

Net income	100.00%	18.28%	81.72%

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

The real estate industry generally and the success of our investment activities in particular will both be affected by general economic and market conditions, as well as by changes in applicable laws, currency exchange controls, and regional, national and international political and socioeconomic circumstances, some of which may also magnify the risks described in this Annual Report. Currently, the macroeconomic environment is characterized by high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volat ility in global capital markets and growing recession risk. These factors may, for example, affect the level and range of investment prices and the liquidity of our Portfolio Investments, which could impair our profitability or result in losses. In addition, general fluctuations in market prices of commercial mortgage loans, securities and interest rates may adversely affect our investment opportunities and/or the value of and risks inherent in our Portfolio Investments.

Our Investment Manager’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on our Investment Manager’s business and operations and thereby could impact us. A sustained downturn in the United States or global economy (or any particular segment thereof) could impede the ability of our portfolio entities to perform under or refinance their existing obligations, and impair our ability to effectively exit our investments on favorable terms. Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a Portfolio Investment’s capital structure. In addition, in March 2023, the Federal Deposit Insurance Corporation took control of Silicon Valley Bank and Signature Bank due to liquidity concerns. The situation is still developing with respect to Silicon Valley Bank and Signature Bank, and concerns have arisen regarding the stability of other banks and financial institutions. If further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the ability of our borrowers to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to service our Portfolio Investments, may be threatened, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

General fluctuations in the market prices of securities and interest rates may adversely affect the value of our Portfolio Investments and/or increase the risks associated with one or more particular investments. The ability of borrowers to repay debt obligations (including making payments to us as a creditor with respect thereto) and/or to refinance debt securities may depend on their ability to obtain financing, including by selling new securities in the high-yield debt or bank financing markets, which may be difficult to access at favorable rates. Interest rate changes may also affect the value of a debt instrument directly (in the case of adjustable rate instruments) or indirectly (in the case of fixed rate instruments). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Inflation reached a 40-year high in 2022, and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. The continued rise of inflation and resulting increase of benchmark interest rates by the U.S. Federal Reserve could negatively impact the price of debt securities and thereby adversely affect the value of our Portfolio Investments.

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

A failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party services providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses related to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact, as well as cyber-attacks that do not have a security impact but may nonetheless cause harm, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. If one or more of such events occur, it potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations.

Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective. If we fail to comply with the relevant laws and regulations we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

The pending discontinuation and replacement of the London Interbank Offered Rate (“LIBOR”) may adversely affect our investment portfolio.

In March 2021, the United Kingdom’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities.

Some regulators have prohibited the use of any LIBOR benchmark in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect our business or increase the cost of our borrowings. Moreover, while there are an increasing number of issuances utilizing SOFR or the Sterling Over Night Index Average, or SONIA, an alternative reference rate that is based on transactions, these alternative reference rates may not attain market acceptance as replacements for LIBOR. The transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

The IRS has issued final regulations regarding the tax consequences of the transition from interbank offered rate (“IBOR”) to a new reference rate in debt instruments and non-debt contracts. Under the final regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued IBOR with a qualified rate (as defined in the final regulations) including true up payments equalizing the fair market value of contracts before and after such IBOR transition, to add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued IBOR or to replace a fallback rate that uses a discontinued IBOR with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

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

With respect to the CMBS, CLOs and CDOs in which we may invest in the future, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificate holder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CMBS, CLOs or CDOs, for which we may not have the right to appoint the directing certificate holder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests.

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

Increased geopolitical unrest, terrorist attacks, military action and acts of war, natural disaster or outbreaks of epidemic, pandemic or contagious diseases may affect any market for our common stock and impact our investments and operations.

The continued threat of global terrorism, military action and acts of war, natural disasters or outbreaks of epidemic, pandemic or contagious diseases may disrupt our operations and impact investments we may acquire. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, natural disasters or outbreaks of epidemic, pandemic or contagious diseases could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact our investments directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from natural disasters are generally uninsurable.

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

Outbreaks of epidemic, pandemic or contagious diseases may cause serious harm to our business, operating results and financial condition. Historically, disease pandemics such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome or the H1N1 virus, have diverted resources and priorities towards the treatment of such diseases. In 2020, the spread of COVID-19 initially resulted in the temporary closures of many corporate offices, retail stores, and manufacturing facilities and factories and subsequent containment and mitigation measures worldwide. The COVID-19 pandemic has had a significant impact on the global economy, including worldwide supply chain disruptions. The go-forward impact of COVID-19 on the financial performance of our current and future investments will depend on future developments, including the ongoing duration and containment of the virus, continued vaccinations, related advisories and restrictions, and the health of the financial markets and economy as a result of COVID-19, all of which are highly uncertain and cannot be predicted. Adverse impacts on our investments may have a material adverse impact on our future net investment income, the fair value of our investments and our financial condition and results of operations. We will continue to monitor the rapidly evolving situation surrounding the COVID-19 pandemic. Any prolonged disruptions may lead to a negative impact on our investments. Ultimately, these potential impacts could adversely affect our financial condition.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our Units. As of March 27, 2023 we had 11,598,359 units outstanding held by a total of approximately 978 Members.

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

•

professional fees (including, without limitation, expenses of asset managers, consultants and experts or master servicing or special servicing fees payable to a third-party servicer or to the Investment Manager or its affiliates) relating to investments;

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

Portfolio Summary

As of December 31, 2022, the Company had made investments in seven floating rate loans with a loan balance of $267,048,810, along with investments in two unconsolidated equity investments for an initial consideration of $74,651,763. These loans had a weighted average interest rate of 8.78% and weighted average remaining term of 1.97 years.

Portfolio Investment Activity

For the year ended December 31, 2022, the Company invested $182,568,918 in five new loans and $74,651,763 in two unconsolidated equity investments.

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of December 31, 2022:

Investment	Balance	Loan Structure	Property Type	Geographic Location
Loan 1	$40,779,892	First Lien	Multifamily	California
Loan 2	$43,700,000	First Lien	Industrial	Mississippi
Loan 3	$41,000,000	First Lien	Hospitality	California
Loan 4	$37,920,000	First Lien	Multifamily	New York
Loan 5	$51,067,391	First Lien	Office	Texas
Loan 6	$37,747,524	First Lien	Hospitality	California
Loan 7	$14,834,003	First Lien	Mixed Use	California

As of December 31, 2022, the Company held 7.17% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $11,647,488 and $46,891,222, respectively.

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

Deferred Financing Costs

The deferred financing costs that are on our balance sheets include issuance and other costs related to our debt obligations. These costs are amortized as interest expense using the effective interest method over the life of the related obligations.

Results of Operations

The following table presents the results of our operations for the year and period ended December 31, 2022 and 2021, respectively:

	For the Year Ended December 31, 2022	For the Period from June 1, 2021 (Formation) to December 31, 2021
Net interest income (loss)
Interest income net of amortization/accretion	$13,001,481	$79,423
Interest expense	(7,425,389)	(70,136)

Net interest income	5,576,092	9,287
Provision for credit losses	(1,231,367)	(372,046)

Net interest income (loss) after provision for credit losses	4,344,725	(362,759)

Operating expenses
Management fees	1,165,376	31,794
Incentive fees	268,492	—
Professional fees	902,435	226,024
Administration and custodian fees	165,036	36,298
Organization expenses	—	278,504
Other expenses	15,989	10,000

Total operating expenses	2,517,328	582,620

Other income
Reimbursement – Investment Manager (see Note 7)	352,381	537,901
Waived Management Fees	300,323	31,794
Income from equity method investments	3,798,388	—
Other income	44,585	—

Total other income	4,495,677	569,695

Net income (loss)	$6,323,074	$(375,684)

Net income (loss) per unit (basic and diluted)
Net income (loss) per unit (basic and diluted)	0.77	(0.18)
Weighted average units outstanding	8,186,123	2,120,510

Net Interest Income (Loss)

For the year ended December 31, 2022, the Company’s net interest income was $4,344,725. The increase period over period was primarily due to the Company funding five additional loans in 2022. The income for the period was positive as interest expense and the provision for credit losses did not exceed interest income net of amortization/accretion.

For the period from June 1, 2021 (Formation) to December 31, 2021, the Company’s net interest loss was comprised of $(362,759). The income for the period was negative as the provision for credit losses required under accounting standards exceeded the amount of interest income net of amortization/accretion earned during the period.

Net Income (Loss)

For the year ended December 31, 2022, net income was $6,323,074. The income for the period was positive as interest income net of amortization/accretion earned during the period exceeded the provision for credit losses, in addition to income earned through equity method investments that did not exist in prior year.

For the period from June 1, 2021 (Formation) to December 31, 2021, net loss was $(375,684), primarily driven by the provision for credit losses and operating expenses, partially offset by interest income and waivers of fees and expense reimbursements.

Cash Flows Provided by Operating Activities

For the year ended December 31, 2022, cash flows provided by operating activities were $7,309,537.

Cash Flows Used by Investing Activities

For the year ended December 31, 2022, cash flows used by investing activities were $238,820,445, primarily driven by expenditures to originate and purchase new loans.

Cash Flows Provided by Financing Activities

For the year ended December 31, 2022, cash flows provided by financing activities were $233,601,000, primarily driven by the issuance of common units, repurchase agreement borrowings, and net paydowns on the Credit Facility.

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

The Company’s primary use of funds from a credit facility will be investments in Portfolio Investments and the payment of operating expenses.

Cash and cash equivalents as of December 31, 2022, taken together with the Company’s uncalled Capital Commitments of $412,714,618 and the potential for additional borrowings under the Credit Facility, is expected to be sufficient for the Company’s investing activities, payment of distributions and to conduct the Company’s operations for at least the next twelve months.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of December 31, 2022, refer to Note 11 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

State Street Credit Facility

On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders.

As of December 31, 2022, the Company had $52,800,000 outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Repurchase Agreement

On April 27, 2022, AB CRE PDF Member I LLC entered into a $150,000,000 master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250,000,000, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Repurchase Agreement, AB CRE PDF Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The expiration date of the Repurchase Agreement is April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement. During July 2022 the Company increased the Maximum Facility Amount to $200,000,000. For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

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

Assuming that the statement of assets and liabilities as of December 31, 2022 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(667,622)	$(528,634)	$(138,988)
Up 100 basis points	2,670,488	2,114,535	555,953
Up 200 basis points	5,340,976	4,229,070	1,111,906
Up 300 basis points	8,011,464	6,343,605	1,667,859

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

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of the Company’s principal executive and financial officers, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age
Matthew Bass	44
Peter J. Gordon	52
Edward Gellert	56
Marguerite Brogan	65

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

Committees of the Board of Directors

The Board does not have any committees but may establish committees in the future. All directors are expected to attend least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. The Company requires each director to make a diligent effort to attend all Board and committee meetings.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2023, the beneficial ownership of Units of our directors and each person known to the Company to beneficially own 5.0% or more of the outstanding Units.

The percentage ownership is based on 11,598,359 Units outstanding as of March 27, 2023. As of such date, there were no Units subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Company’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Units beneficially owned. The address for each listed individual is c/o AB Commercial Real Estate Private Debt Fund, LLC, 1345 Avenue of the Americas, 41st Floor, New York, NY 10105.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Beneficial owners of 5% or more	—	*	%
Directors
Matthew Bass	—	*
Peter J. Gordon	—	*
Edward Gellert	—	*
Marguerite Brogan	1,911.729	*
All Directors as a group (4 persons)	1,911.729	*

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

Management Agreement and LLC Agreement

We entered into the Management Agreement with the Investment Manager, pursuant to which we pay the Investment Manager a Management Fee for its services. In addition, pursuant to our LLC Agreement, we pay the Investment Manager an Incentive Fee for its services. The Investment Manager is responsible for, among other things, identifying, sourcing, evaluating and monitoring investment opportunities consistent with the investment objectives and policies discussed herein. The Investment Manager’s incentive fee is based, among other things, on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Investment Manager are involved in the valuation process for our portfolio investments. For example, the terms of the Investment Manager’s Management Fee and Incentive Fee may create an incentive for the Investment Manager to approve and cause us to make more speculative investments that we would otherwise make in the absence of such fee structure. For the year ended December 31, 2022 and for the period from June 1, 2021 (Formation) to December 31, 2021, the Company incurred Management Fees of $1,165,376 and $31,794, respectively, of which the Investment Manager waived $300,323 and $31,794, respectively. As of December 31, 2022 and December 31, 2021, the Management Fees payable amounted to $865,053 and $0, respectively.

Transfer Agent Agreement

We entered into a transfer agent agreement with AllianceBernstein Investor Services, Inc., a subsidiary of the Investment Manager, pursuant to which AllianceBernstein Investor Services, Inc. acts as transfer agent of the Company. For the year ended December 31, 2022 and for the period from June 1, 2021 (Formation) to December 31, 2021, the Company incurred $18,499 and $6,089, respectively, pursuant to the transfer agent agreement.

Promoters and Certain Control Persons

The Investment Manager may be deemed a promoter of the Company. We entered into the Management Agreement with the Investment Manager. The Investment Manager, for its services to us, is entitled to receive management and incentive fees pursuant to the Management Agreement and LLC Agreement. In addition, under the LLC Agreement, to the extent permitted by applicable law and in the discretion of our Board, we indemnify the Investment Manager and certain of its affiliates. The Investment Management Agreement was amended and restated on June 20, 2022 to, among other things, clarify that loan servicing fees and expenses, and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operation of the Portfolio Investments (as defined therein) are not to be included as Company Expenses (as defined therein) for purposes of calculating the Organizational Expenses and Company Expenses limit.

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

Item 14. Principal Accounting Fees and Services.
The following table shows the audit
fees and non-audit related fees
accrued or paid to PricewaterhouseCoopers LLP (“PwC”) for professional services performed for the Company’s fiscal periods ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Period Ended December 31, 2021
Audit Fees	$475,000	$225,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$475,000	$225,000

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
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description and Method of Filing

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56320) filed with the SEC on September 21, 2021)

3.2	Second Amended and Restated Limited Liability Company Agreement of AB Commercial Real Estate Private Debt Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on June 21, 2022)

4.1	Description of Securities of AB Commercial Real Estate Private Debt Fund, LLC

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56320) filed with the SEC on September 21, 2021)

10.2	Second Amended and Restated Investment Management Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on June 21, 2022)

10.3	Master Administrative Services Agreement, dated October 28, 2021, by and between International Fund Services (N.A.), L.L.C. and the Company

10.4	Amended and Restated Expense Limitation Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on June 21, 2022)

10.5	Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56320) filed with the SEC on September 21, 2021)

10.6	Credit Agreement, dated December 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on December 20, 2021)

10.7	Master Repurchase and Securities Contract Agreement, dated April 27, 2022, among AB CRE PDF Member I LLC, as Seller, Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent and the financial institutions referred to therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on April 29, 2022)

21.1	Subsidiaries of AB Commercial Real Estate Private Debt Fund, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCHS	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

Date: March 28, 2023

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 28, 2023	By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director

Date: March 28, 2023	By:	/s/ Marguerite Brogan
Marguerite Brogan
Vice President and Director

Date: March 28, 2023	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 28, 2023	By:	/s/ Edward Gellert
Edward Gellert
Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Members of AB Commercial Real Estate Private Debt Fund, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AB Commercial Real Estate Private Debt Fund, LLC and its subsidiaries (the “Company”) as of December 31, 2022 and December 31, 2021, and the related consolidated statements of income, of changes in members’ capital and of cash flows for the year ended December 31, 2022 and the period from June 1, 2021 (“Formation”) to December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from June 1, 2021 (“Formation”) to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management
. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 28, 2023
We have served as the Company’s auditor since 2021.

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Balance Sheets

	As of December 31, 2022	As of December 31, 2021
Assets
Loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	$264,895,982	$82,532,117
Allowance for credit losses	(1,603,413)	(372,046)
Equity method investments	58,538,711	—
Cash and cash equivalents	5,199,073	3,108,981
Accrued interest receivable	1,415,281	69,976
Prepaid expenses	—	178,549
Reimbursement receivable (see Note 8)	890,282	537,901
Deferred financing costs, net	742,307	154,486

Total assets	$330,078,223	$86,209,964

Liabilities and Members’ Capital
Liabilities
Debt obligations	$211,453,500	$64,400,000
Distribution payable	4,904,014	—
Professional fees payable	1,010,872	226,024
Management fees payable	865,053	—
Interest payable	787,340	36,171
Administration and custodian fee payable	62,772	30,209
Organization fee payable	278,504	278,504
Incentive fees payable	268,492	—
Other liabilities	276,062	409,638

Total Liabilities	$219,906,609	$65,380,546

Commitments and contingencies (see Note 11)	—	—
Members’ capital
Common units (11,424,012 and 2,120,510 units issued and outstanding at December 31, 2022 and 2021, respectively)	$112,602,580	$21,205,102
Distributions in excess of earnings	(2,430,966)	(375,684)

Total members’ capital	110,171,614	20,829,418

Total liabilities and members’ capital	$330,078,223	$86,209,964

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Income

	For the Year Ended December 31, 2022	For the period from June 1, 2021 (Formation) to December 31, 2021
Net interest income (loss)
Interest income net of amortization/accretion	$13,001,481	$79,423
Interest expense	(7,425,389)	(70,136)

Net interest income	5,576,092	9,287
Provision for credit losses	(1,231,367)	(372,046)

Total net interest income after provision for credit losses	4,344,725	(362,759)
Operating Expenses:
Management fees	1,165,376	31,794
Incentive fees	268,492	—
Professional fees	902,435	226,024
Administration and custodian fees	165,036	36,298
Organization expenses	—	278,504
Other expenses	15,989	10,000

Total operating expenses	2,517,328	582,620

Other Income:
Reimbursement—Investment Manager (see Note 8)	352,381	537,901
Waived management fees	300,323	31,794
Income from equity method investments	3,798,388	—
Other income	44,585	—

Total Other Income	4,495,677	569,695
Net Income (Loss)	$6,323,074	$(375,684)

Net income (loss) per unit (basic and diluted)
Net income (loss) per unit (basic and diluted)	0.77	(0.18)
Weighted average units outstanding	8,186,123	2,120,510
The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Changes in Members’ Capital

	Common Units		Distributions in Excess of Earnings	Total Members’ Capital
	Units	Paid in Capital

Members’ capital at June 1, 2021 (Formation)	—	$—	$—	$—
Issuance of common units	2,120,510	21,205,102	—	21,205,102
Net Loss	—	—	(375,684)	(375,684)

Members’ capital at December 31, 2021	2,120,510	$21,205,102	$(375,684)	$20,829,418

Issuance of common units	9,303,502	91,397,478	—	91,397,478
Net Income	—	—	6,323,074	6,323,074
Distributions declared	—	—	(8,378,356)	(8,378,356)

Members’ capital at December 31, 2022	11,424,012	$112,602,580	$(2,430,966)	$110,171,614

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Cash Flows

	For the year ended December 31, 2022	For the period from June 1, 2021 (Formation) to December 31, 2021
Cash flows from operating activities
Net income (loss)	$6,323,074	$(375,684)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(722,612)	(9,447)
Amortization of basis difference of equity method investments	(2,083,126)	—
Realized amortization of basis difference of equity method investments	723,607	—
Income from equity method investments	(1,715,262)	—
Distributions of earnings from equity method investments	1,715,262	—
Amortization of deferred financing costs	787,815	33,965
Provision for credit losses	1,231,367	372,046
Increase or decrease in operating assets and liabilities:
(Increase) in accrued interest receivable	(1,345,305)	(69,976)
Decrease (increase) in prepaid expenses	178,549	(178,549)
(Increase) in reimbursement receivable	(352,381)	(537,901)
Increase in professional fees payable	784,848	226,024
Increase in management fees payable	865,053	—
Increase in interest payable	751,169	36,171
Increase in administration and custodian fee payable	32,563	30,209
Increase in incentive fees payable	268,492	—
Increase in organization fee payable	—	278,504
(Decrease) increase in other liabilities	(133,576)	409,638

Net cash provided by operating activities	7,309,537	215,000
Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(182,143,729)	(82,522,670)
Repayment of mortgage loans receivable	502,476	—
Purchase of equity method investments	(74,651,763)	—
Distributions from equity method investments in excess of earnings	17,472,571	—

Net cash used for investing activities	(238,820,445)	(82,522,670)
Cash flows from financing activities
Issuance of common units	91,397,478	21,205,102
Distributions paid	(3,474,342)	—
Line of credit borrowings	145,300,000	64,400,000
Line of credit paydowns	(156,900,000)	—
Repurchase agreement borrowings	159,005,233	—
Repurchase agreement paydowns	(351,733)	—
Deferred financing costs paid	(1,375,636)	(188,451)

Net cash provided by financing activities	233,601,000	85,416,651

Net increase in cash and cash equivalents	2,090,092	3,108,981
Cash and cash equivalents, beginning of period	3,108,981	—

Cash and cash equivalents, end of period	$5,199,073	$3,108,981

Supplemental financing activities
Cash paid during the period for interest	$5,882,135	$—
Noncash financing activities
Increase in distribution payable	$4,904,014	$—

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC
Notes to the Consolidated Financial Statements
December 31, 2022

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
The Company conducts private offerings of its Units to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company’s initial private offering of Units (the “Private Offering”) has been conducted in reliance on Regulation D under the Securities Act. Any investors in our Private Offering are required to be “accredited investors” as defined in Regulation D of the Securities Act. The limited liability company units in the Company (the “Units”) are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) pursuant to a Form 10 Registration Statement (the “Form 10 Registration Statement”). Accordingly, the Company is currently required comply with certain reporting requirements set forth in the Exchange Act, including the filing of annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”).
AllianceBernstein L.P. (the “Investment Manager” or “AllianceBernstein”), a Delaware limited partnership and an affiliate of a shareholder, will serve as the investment manager of the Company pursuant to the Management Agreement. The investment management services provided by the Investment Manager will be in accordance with the Company’s investment objectives and policies. The Investment Manager is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Management Agreement, the Investment Manager is responsible for management of the portfolio of the Company and any subsidiary.
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

A loan is also considered impaired if its terms are modified in a troubled debt restructuring (“TDR”). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans. Generally, when granting concessions, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset concessions granted should conditions impacting the loan improve. The Company’s determination of credit losses is impacted by TDRs whereby loans that have gone through TDRs are considered impaired and are assessed for specific reserves. Loans previously restructured under TDRs that subsequently default are reassessed to incorporate the Company’s current assumptions on expected cash flows and additional provision expense is recorded to the extent necessary. There have been no TDRs through December 31, 2022.
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
There have been no
non-accrual
loans through December 31, 2022.
For the year ended December 31, 2022 and for the period from June 1, 2021 (Formation) to December 31, 2021, the Company recognized a provision for credit losses in the amount of $1,231,367 and $372,046, respectively, and is included in the accompanying consolidated financial statements. As of December 31, 2022 and 2021, the allowance for credit losses amounted to $1,603,413 and $372,046, respectively and is included in the accompanying consolidated balance sheets.
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
On March 12, 2023, the Federal Deposit Insurance Corporation, or the FDIC, took control and was appointed receiver of Signature Bank. As of March 24, 2023, the Company had one account with Signature Bank with a balance below the FDIC limit. The Company does not expect any additional exposure or impact to its operations.

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

Recent Accounting Pronouncements Pending Adoption
In March 2022, the FASB issued ASU
2022-02
Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, (“ASU
2022-02”).
ASU
2022-02
eliminates the recognition and measurement guidance for troubled debt restructuring for creditors that have adopted ASC 326 and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. Early adoption is permitted and is effective for fiscal years beginning after December 15, 2022. The Company will adopt the standard effective January 1, 2023, and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

3.	Capital Commitments
The following information sets forth the capital commitments of the Company as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022	As of December 31, 2021
Capital Commitments	$525,317,198	$151,458,870
Capital Funded (1)	111,193,108	21,205,102

Unfunded Capital Commitments	$414,124,090	$130,253,768

(1)	Excludes amounts reinvested totaling $1,409,472 as of December 31, 2022
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

4.	Loan Receivables Held for Investment
The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2022:

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at December 31, 2022	Interest rate at December 31, 2022 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$41,648,000	$40,779,892	SOFR + 3.06%	$40,568,996	7.35%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585,000	43,700,000	SOFR + 3.61%	43,331,106	7.90%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750,000	41,000,000	SOFR + 6.50%	40,685,416	10.78%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500,000	37,920,000	SOFR + 3.30%	37,596,573	7.58%	5/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935,000	51,067,391	SOFR + 4.25%	50,627,607	8.43%	8/5/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	37,747,524	37,747,524	SOFR + 4.75%	37,471,975	9.03%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,223,744	14,834,003	SOFR + 9.05%	14,614,309	13.34%	3/10/2024	Interest only

Total				$295,389,268	$267,048,810		$264,895,982

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2022.

The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2021:

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at December 31, 2021	Interest rate at December 31, 2021 (1)	Maturity Date	Payment Terms

Loan 1	Loan origination	Multifamily	12/17/2021	$41,648,000	$39,745,000	SOFR + 3.06%	$39,336,506	3.13%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585,000	43,700,000	SOFR + 3.50%	43,195,611	3.75%	7/10/2025	Interest only

				$92,233,000	$83,445,000		$82,532,117

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2021.

5.	Equity Method Investments
As of December 31, 2022, the Company held 7.17% and 7.01% interests in AB Commercial Real Estate Debt Fund,
SICAV-SIF
(“AB CRED II”) and AB Commercial Real Estate Debt Fund III,
SICAV-SIF
S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $11,647,488 and $46,891,222, respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.
At December 31, 2022, the unamortized basis differences of the Company’s equity investments were $2,922,055. At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimate life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the year ended December 31, 2022 and for the period from June 1, 2021 (Formation) to December 31, 2021, in the amount of $2,083,126 and $0, respectively.
Summarized financial information for the equity method investments as of September 30, 2022 (balance sheet) and for the nine months ended September 30, 2022 (statement of income) is as follows:

Balance Sheet	As of September 30, 2022
Assets
Investments in mortgage loans	$924,019,704
Cash and cash equivalents	100,786,697
Other assets	8,549,173

Total assets	1,033,355,574
Liabilities
Accrued expenses	1,931,679
Other liabilities	4,076,655

Total liabilities	$6,008,334

Total equity	$1,027,347,240

Total liabilities and equity	$1,033,355,574

Statement of Income	For the Nine Months Ended September 30, 2022
Total income	$27,325,296
Total expenses	4,303,444

Net investment income	23,021,852
Net realized loss	(7,782,017)
Net change in unrealized depreciation	4,148,811

Net income	$19,388,646

6.	Fair Value of Financial Instruments
Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2022, and the level of each financial instrument within the fair value hierarchy:

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$264,895,982	$—	$—	$267,257,187	$267,257,187

	$264,895,982	$—	$—	$267,257,187	$267,257,187

Liabilities
Line of credit payable	$52,800,000	$—	$—	$52,800,000	$52,800,000
Repurchase agreement	158,653,500	—	—	158,653,500	158,653,500

	$211,453,500	$—	$—	$211,453,500	$211,453,500

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
The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of December 31, 2022, are the discount rates and range from 2.95% to 6.75%.
Fair values of the Company’s debt obligations approximate their carrying value as of December 31, 2022.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2021 and the level of each financial instrument within the fair value hierarchy:

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$82,532,117	$—	$—	$82,532,117	$82,532,117

	$82,532,117	$—	$—	$82,532,117	$82,532,117
Liabilities
Line of credit payable	$64,400,000	$—	$—	$64,400,000	$64,400,000

	$64,400,000	$—	$—	$64,400,000	$64,400,000

Fair value approximates their carrying value as of December 31, 2021.

7.	Debt Obligations
Summarized Debt Obligations

Debt Obligation	Outstanding Balance as of December 31, 2022	Outstanding Balance as of December 31, 2021	Interest Rate at December 31, 2022	Interest Expense For the Year Ended December 31, 2022	Interest Payable as of December 31, 2022	Interest Payable as of December 31, 2021	Value of Underlying Collateral as of December 31, 2022
Credit facility	$52,800,000	$64,400,000	6.34%	$2,070,315	$280,935	$31,901	$	N/A
Repurchase agreement	158,653,500	—	6.62%	4,567,259	496,231	—		211,214,807

Total	$211,453,500	$64,400,000		$6,637,574	$777,166	$31,901		$211,214,807

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
The maximum principal amount (the “Maximum Commitment”) of the Credit Facility was $65 million. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the Agreement. During February 2022 the Company increased the Maximum Commitment to $100 million. During September 2022 the Maximum Commitment was reduced to $65 million.
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
The Credit Facility was scheduled to mature on December 13, 2022 and was extended to December 12, 2023 (as it may be extended from time to time, the “Stated Maturity Date”) at which time the amount outstanding is due, subject to the Company’s option to extend the maturity date for up to one additional term not longer than 364 days, subject to certain terms and conditions as described in the Agreement.
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
Repurchase Agreement
On April 27, 2022, AB CRE PDF Member I LLC entered into a $150,000,000 master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250,000,000, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Repurchase Agreement, AB CRE PDF Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use
properties or such other property types acceptable to Morgan Stanley. The expiration date of the Repurchase Agreement is April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement. During July 2022 the Company increased the Maximum Facility Amount to $200,000,000.

Under the Repurchase Agreement, the proceeds received by AB CRE PDF Member I LLC for each Purchased Asset is equal to the product of (a) the outstanding principal balance of such Purchased Asset, multiplied by (b) the applicable Purchase Percentage. Upon repurchase of the Purchased Asset by AB CRE PDF Member I LLC, the Repurchase Price for such Purchased Asset shall equal the sum of the Purchase Price of such Purchased Asset and the accrued and unpaid Price Differential with respect to such Purchased Asset as of the date of such determination, minus all Income and other cash actually received by Buyers in respect of such Purchased Asset and applied towards the Repurchase Price and/or Price Differential pursuant to the Repurchase Agreement. For borrowings under the Repurchase Agreement the advance rate and spread are determined based on the individual loan.
In connection with the Repurchase Agreement, the Company has agreed to guarantee certain obligations of AB CRE PDF Member I LLC under the Repurchase Agreement.
Combined Maturity of Debt Obligations
The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Year ending December 31,	Borrowing by Maturity
2023	$52,800,000
2024	—
2025	158,653,500
2026	—
2027	—

Total	$211,453,500

8.	Related Party Transactions
Management Fee
The Company has entered into an investment management agreement, as amended and restated on June 20, 2022, (as amended, the “Management Agreement”) with the Investment Manager. Pursuant to the Management Agreement the Company will pay the Investment Manager, on a quarterly basis, a management fee (the “Management Fee”) in respect of each Member, in arrears, equal to the Applicable Percentage (as defined below) of such Member multiplied by the sum of (i) the net asset value (“NAV”) of the Units and (ii) the product of (a) all unfunded commitment amounts under any investments (“Portfolio Investments”) with ongoing funding obligations (e.g., delayed-draw term loans) and (b) the Indebtedness Fraction (as defined below), each of (i) and (ii) as of the last day of each calendar quarter. The Management Fee shall not be charged with respect to any portion of the Company’s assets that are attributable to direct leverage. The “Indebtedness Fraction” means an amount equal to one minus a fraction, the numerator of which is the total outstanding portfolio level indebtedness of the Company, and the denominator of which is the principal amount of any Portfolio Investments held by the Company. The portfolio indebtedness used to calculate the ratio includes the debt obligations noted in the accompanying balance sheet. The Investment Management Agreement was amended and restated on June 20, 2022 to, among other things, clarify that loan servicing fees and expenses, and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operation of the Portfolio Investments (as defined therein) are not to be included as Company Expenses (as defined therein) for purposes of calculating the Organizational Expenses and Company Expenses limit.
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
For the year ended December 31, 2022 and for the period from June 1, 2021 (Formation) to December 31, 2021, the Company incurred Management Fees of $1,165,376 and $31,794, respectively of which the Investment Manager waived $300,323 and $31,794, respectively. As of December 31, 2022 and December 31, 2021 the Management Fees payable amounted to $865,053 and $0, respectively.
Investment Activity
As disclosed in Note 5, the Company holds interests in AB CRED II and AB CRED III, affiliated entities of the Company and unconsolidated joint ventures.
During the year ended December 31, 2022 the Company purchased Loan 6 and Loan 7 from a related party.

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
For the year ended December 31, 2022 and for the period from June 1, 2021 (Formation) to December 31, 2021, the Company incurred Incentive Fees of $275,317 and $0, respectively of which the Investment Manager waived $6,825 and $0, respectively. As of December 31, 2022 and December 31, 2021 the Incentive Fees payable amounted to $268,492 and $0, respectively.
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
For the year ended December 31, 2022 and for the period from June 1, 2021 (Formation) to December 31, 2021, the Company incurred expenses in excess of the Expense Cap totaling $352,381 and $537,901, respectively. As of December 31, 2022 and December 31, 2021 the Company is owed reimbursements of $890,282 and $537,901, respectively, from the Investment Manager and is included in the balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be paid at the third anniversary of the initial closing or as soon as practical.

9.	Risks and Uncertainties
The Company’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Company’s operations. A sustained downturn in the United States or global economy or any particular segment thereof could impede the ability of the Company’s portfolio entities to perform under or refinance their existing obligations and impair the Company’s ability to effectively exit investments on favorable terms. Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in the Company’s capital structure.

10.	Member’s Capital
The following table sets forth the dividends declared and their related tax characterization for the fiscal tax year ended December 31, 2022 and for the period from June 1, 2021 (Formation) to December 31,
2021:

Fiscal Tax Year	Distributions Declared	Return of Capital	Dividends
Year ended December 31, 2022	100.00%	18.28%	81.72%
The period from June 1, 2021 (Formation) to December 31, 2021	—	—	—

Net income	100.00%	18.28%	81.72%

11.	Commitments and Contingencies
Commitments
The Company may enter into commitments to fund investments. As of December 31, 2022 and December 31, 2021, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of December 31, 2022:

Investment	Expiration Date	Unfunded Commitment
Loan 1	1/10/2024	$868,108
Loan 2	7/10/2025	6,885,000
Loan 3	3/10/2025	1,750,000
Loan 4	5/10/2025	3,580,000
Loan 5	8/5/2024	4,867,609
Loan 6	7/5/2025	—
Loan 7	3/10/2024	10,389,741

Total		$28,340,458

The Company had the following unfunded commitments by investment as of December 31, 2021:

Investment	Expiration Date	Unfunded Commitment
Loan 1	1/10/2024	$1,903,000
Loan 2	7/10/2025	6,885,000

Total		$8,788,000

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

12.	Subsequent Events
Subsequent events after the balance sheet date have been evaluated through the date the consolidated financial statements were issued.