Form 10-Q
period 2023-03-31
AB Commercial Real Estate Private Debt Fund, LLC
filed 2023-05-11
CIK 1876255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
000-56320

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	87-1137341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1345 Avenue of the Americas
New York, New York 10105
(Address of principal executive offices and zip code)
(212)
486-5800
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
—	—	—
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
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2023, the registrant had 11,691,956 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
None.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

Item 1.	Financial Statements
AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Balance Sheets
(in thousands)

	As of March 31, 2023	As of December 31, 2022 (1)
	(unaudited)
Assets
Loan receivables held for investments, net, at amortized cost
Mortgage loans receivable	$463,388	$264,896
Allowance for credit losses	(2,629)	(1,603)
Equity method investments	56,577	58,539
Cash and cash equivalents	5,540	5,199
Accrued interest receivable	1,795	1,415
Other assets	10	—
Reimbursement receivable (see Note 8)	928	890
Deferred financing costs, net	650	742

Total assets	$526,259	$330,078

Liabilities and Members’ Capital
Liabilities
Debt obligations	$407,528	$211,453
Distribution payable	2,591	4,904
Related party payables and accrued expenses (See Note 8)	71	63
Incentive fee payable (see Note 8)	528	268
Management fee payable (see Note 8)	1,263	865
Accounts payable and accrued expenses	2,510	2,077
Other liabilities	77	276

Total Liabilities	$414,568	$219,906

Commitments and contingencies (see Note 10)	—	—
Members’ capital
Common units (11,598,358 and 11,424,012 units issued and outstanding at March 31, 2023 and December 31, 2022, respectively)	$114,285	$112,603
Distributions in excess of earnings	(2,594)	(2,431)

Total members’ capital	111,691	110,172

Total liabilities and members’ capital	$526,259	$330,078

(1)	Prior period conformed to current presentation
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Income
(in thousands) (Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022 (1)
Net interest income
Interest income net of amortization/accretion	$6,647	$1,193
Interest expense	(4,043)	(505)

Net interest income	2,604	688
Provision for credit losses	(1,025)	(548)

Total net interest income	1,579	140

Operating Expenses:
Management fees	398	128
Incentive fees	259	—
Professional fees	231	214
Administration and custodian fees	59	53
Other expenses	3	3

Total operating expenses	950	398

Other Income:
Reimbursement - Investment Manager (see Note 8)	38	192
Waived management fees	—	115
Income from equity method investments	1,731	—
Other income	31	5

Total other income	1,800	312

Net Income	$2,429	$55

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	$0.21	$0.02
Weighted average units outstanding	11,536,368	3,456,609

(1)	Prior period conformed to current presentation
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statement
s
of Changes in Members’ Capital
(in thousands) (Unaudited)

	Common Units

	Units	Paid in Capital in Excess of Par	Distributions in exc e ss of earnings	Total Members’ Capital
Members’ capital at December 31, 2022	11,424,012	$112,603	$(2,431)	$110,172
Issuance of common units	174,346	1,682	—	1,682
Net Income	—	—	2,429	2,429
Distributions declared	—	—	(2,592)	(2,592)

Members’ capital at March 31, 2023	11,598,358	$114,285	$(2,594)	$111,691

	Common Units

	Units	Paid in Capital in Excess of Par	Distributions in excess of earnings	Total Members’ Capital
Members’ capital at December 31, 2021	2,120,510	$21,205	$(376)	$20,829
Issuance of common units	2,073,257	20,547	—	20,547
Net Income	—	—	55	55

Members’ capital at March 31, 2022	4,193,767	$41,752	$(321)	$41,431

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022 (1)
Cash flows from operating activities
Net Income	$2,429	$55
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(296)	(89)
Amortization of basis difference of equity method investments	(603)	—
Realized amortization of basis difference of equity method investments	724	—
Income from equity method investments	(1,127)	—
Distributions of earnings from equity method investments	1,127	—
Amortization of deferred financing costs	220	3
Provision for credit losses	1,025	548
Increase or decrease in operating assets and liabilities:
(Increase) in accrued interest receivable	(379)	(481)
(Increase) in other assets	(10)	—
Decrease in prepaid expenses	—	46
(Increase) in reimbursement receivable	(38)	(192)
Increase in related party payables and accrued expenses	8	222
Increase in incentive fee payable	259	—
Increase in management fee payable	398	13
Increase in accounts payable and accrued expenses	433	115
(Decrease) increase in other liabilities	(199)	266

Net cash provided by operating activities	3,971	506

Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(198,196)	(40,582)
Distributions from equity method investments in excess of earnings	1,842	—

Net cash used for investing activities	(196,354)	(40,582)

Cash flows from financing activities
Issuance of common units	1,682	20,547
Distributions paid	(4,904)	—
Line of credit borrowings	230,128	20,200
Line of credit paydowns	(59,800)	—
Repurchase agreement borrowings	25,746	—
Deferred financing costs paid	(128)	—

Net cash provided by financing activities	192,724	40,747

Net increase in cash and cash equivalents	341	672
Cash and cash equivalents, beginning of period	5,199	3,109

Cash and cash equivalents, end of period	$5,540	$3,781

Supplemental financing activities
Cash paid during the period for interest	$3,566	$272

(1)	Prior period conformed to current presentation
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Notes to Financial Statements
March 31, 2023

1.	Organization and Business Purpose
AB Commercial Real Estate Private Debt Fund, LLC (the “Company”) is a Delaware limited liability company formed on June 1, 2021 (“Formation”) to operate as a private investment entity generally for qualified US investors. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The investment objective of the Company is to generate attractive risk-adjusted returns through investments primarily in loans secured by high quality commercial real estate properties located in the United States. The Company seeks to prioritize capital preservation and high current income by investing primarily in directly originated first mortgage loans, senior and junior mezzanine loans,
B-notes,
second mortgages or other subordinated loans. To a lesser extent, the Company invests in the following: legacy, new issue, and single-borrower commercial mortgage backed securities (“CMBS”); commercial real estate-related securities; performing, sub-performing
and
non-performing/distressed
loans; and net leased assets. While the Company focuses mainly on loans directly secured by commercial real estate-related assets, it also has the flexibility to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt, and invests in commercial real estate-related preferred and common equity interests where doing so is in keeping with the investment objective.
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
Basis of Presentation and Consolidation
The accompanying consolidated financial statements and related notes of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited financial information for the interim period presented in this report reflects all normal and recurring adjustments necessary for a fair statement of financial position and results from operations. Operating results for interim periods are not necessarily indicative of operating results for an entire year.
The Company will generally consolidate entities (i) it controls through either majority ownership or voting rights or (ii) management determines that the Company is the primary beneficiary of entities deemed to be variable interest entities (“VIEs”). Accordingly, the Company consolidated the results of its subsidiaries (AB CRE PDF Member I LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement—see Note 7 and AB CRE PDF Athena LLC) in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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
In accordance with ASC 326 the Company is required to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. As of March 31, 2023 no borrowers were experiencing financial difficulty and no such disclosure was deemed necessary.

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
longer realizable and deemed
non-recoverable.
There have been no
non-accrual
loans through March 31, 2023.
For the three months ended March 31, 2023 and 2022 the Company recognized a provision for credit losses in the amount of $1,025,398 and $547,854, respectively, and is included in the accompanying consolidated financial statements. As of March 31, 2023 and December 31, 2022, the allowance for credit losses amounted to $2,628,811 and $1,603,413, respectively and is included in the accompanying consolidated balance sheets.
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
Recent Accounting Pronouncements
In March 2022, the FASB issued ASU
2022-02
Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, (“ASU
2022-02”).
ASU
2022-02
eliminates the recognition and measurement guidance for troubled debt restructuring for creditors that have adopted ASC 326 and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. Early adoption is permitted and is effective for fiscal years beginning after December 15, 2022. The Company has adopted the standard effective January 1, 2023. The adoption did not have an impact on the Company.

3.	Capital Commitments
The following information sets forth the capital commitments of the Company as of March 31, 2023 and December 31, 2022:

(in thousands)	As of March 31, 2023	As of December 31, 2022
Capital Commitments	$544,139	$525,317
Cumulative Capital Funded (1)	111,193	111,193

Unfunded Capital Commitments	$432,946	$414,124

(1)	Excludes cumulative amounts reinvested totaling $3,092 and $1,409 as of March 31, 2023 and December 31, 2022, respectively

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
Lock-Up
Period (except with respect to post commitment period obligations) or (iii) the Company has elected to wind up.

4.	Loan Receivables Held for Investment
The following table summarizes the Company’s investments in loan receivables held for investment as of March 31, 2023:

Investment (in thousands)	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at March 31, 2023	Interest Rate at March 31, 2023 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$41,648	$41,276	SOFR + 3.06%	$41,116	7.84%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585	43,700	SOFR + 3.61%	43,366	8.39%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR + 6.50%	40,719	11.28%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500	39,032	SOFR +3.30%	38,741	8.08%	5/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	51,603	SOFR + 4.25%	51,229	8.95%	8/10/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	37,748	37,748	SOFR + 4.75%	37,499	9.53%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	14,834	SOFR + 9.05%	14,659	13.83%	3/10/2024	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	34,328	SOFR + 3.50%	33,976	8.28%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	165,300	165,300	SOFR + 2.25%	162,083	7.08%	8/9/2024	Interest only

Total				$496,489	$468,820		$463,388

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of March 31, 2023

The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2022:

Investment (in thousands)	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at December 31, 2022	Interest rate at December 31, 2022 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$41,648	$40,780	SOFR + 3.06%	$40,569	7.35%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585	43,700	SOFR + 3.61%	43,331	7.90%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR + 6.50%	40,685	10.78%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500	37,920	SOFR + 3.30%	37,597	7.58%	5/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	51,067	SOFR + 4.25%	50,628	8.43%	8/5/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	37,748	37,748	SOFR + 4.75%	37,472	9.03%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	14,834	SOFR + 9.05%	14,614	13.34%	3/10/2024	Interest only

Total				$295,389	$267,049		$264,896

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2022

5.	Equity Method Investments
As of March 31, 2023, the Company held 7.16% and 7.01% interests in AB Commercial Real Estate Debt Fund,
SICAV-SIF
(“AB CRED II”) and AB Commercial Real Estate Debt Fund III,
SICAV-SIF
S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $9,210,196 and $47,366,676, respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.
At March 31, 2023, the unamortized basis differences of the Company’s equity investments were $2,318,601. At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimate life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the three months ended March 31, 2023 and 2022, in the amount of $603,454 and $0, respectively.
Summarized financial information for the equity method investments as of December 31, 2022 (balance sheet) and for the three months ended December 31, 2022 (statement of income) is as follows:

Balance Sheet (in thousands)	As of December 31, 2022
Assets
Investments in mortgage loans	$845,298
Cash and cash equivalents	37,221
Other assets	9,522

Total assets	892,041
Liabilities
Accrued expenses	1,133
Other liabilities	1,651

Total liabilities	$2,784

Total equity	$889,257

Total liabilities and equity	$892,041

Statement of Income (in thousands)	For the Three Months Ended December 31, 2022
Total income	$18,667
Total expenses	2,000

Net investment income	16,667
Net realized loss	(122)
Net change in unrealized depreciation	(1,266)

Net income	$15,279

6.	Fair Value of Financial Instruments
Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of March 31, 2023, and the level of each financial instrument within the fair value hierarchy:

(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$463,388	$—	$—	$465,064	$465,064

	$463,388	$—	$—	$465,064	$465,064

Liabilities
Credit facility	$97,500	$—	$—	$97,500	$97,500
Repurchase agreement	184,400	—	—	184,400	184,400
Note payable	125,628	—	—	125,628	125,628

	$407,528	$—	$—	$407,528	$407,528

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
The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of March 31, 2023 are the discount rates and range from 2.90% to 6.50%.
Fair values of the Company’s debt obligations approximate their carrying value as of March 31, 2023.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2022 and the level of each financial instrument within the fair value hierarchy:

(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$264,896	$—	$—	$267,257	$267,257

	$264,896	$—	$—	$267,257	$267,257

Liabilities
Credit facility	$52,800	$—	$—	$52,800	$52,800
Repurchase agreement	158,654	—	—	158,654	158,654

	$211,454	$—	$—	$211,454	$211,454

The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of December 31, 2022, are the discount rates and range from 2.95% to 6.75%.
Fair values of the Company’s debt obligations approximate their carrying value as of December 31, 2022.

7.	Debt Obligations
Summarized Debt Obligations
The following table summarizes the Company’s debt obligations:

Debt Obligation (in thousands)	Outstanding Balance as of March 31, 2023	Outstanding Balance as of December 31, 2022	Weighted Average Interest Rate at March 31, 2023 (1)	Value of Underlying Collateral as of March 31, 2023
Credit facility	$97,500	$52,800	7.57%	N/A
Repurchase agreement	184,400	158,654	7.17%	247,686
Note payable	125,628	—	6.01%	165,300

Total	$407,528	$211,454		$412,986

(1)
The above rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of March 31, 2023.

Credit Facility
On December 14, 2021, the Company entered into a credit agreement (the “Agreement”) to establish a revolving cre
dit facility (the “Credit Facility”) with State Street Bank and Trust Company (“State Street”) as administrative bank (the “Administrative Bank”) and as a lender, and any other lender that becomes a party to the Agreement in accordance with the terms of the Agreement, as lenders (each, a “Lender” and collectively, the “Lenders”).
The maximum principal amount (the “Maximum Commitment”) of the Credit Facility was $65,000,000. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $140,000,000, subject to certain terms and conditions as described in the Agreement. During February 2022 the Company increased the Maximum Commitment to $100,000,000. During September 2022 the Maximum Commitment was reduced to $65,000,000. During February 2023 the Maximum Commitment was increased to $100,000,000.
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
Note Payable
On March 31, 2023, AB CRE PDF ATHENA LLC, a wholly owned subsidiary of the Company, entered into a note-on-note
financing (the “Note”) with Citibank (the “Note Lender”).
The Note has a maximum commitment of $125,628,000 (the “Component”).
Borrowings under the Note bear interest, at the determination of the Lender, at (i) the SOFR Rate with respect to the applicable Interest Accrual Period if the Loan is a SOFR Loan, (ii) the Alternate Rate with respect to the applicable Interest Accrual Period if the Loan is an Alternate Rate Loan (following a Benchmark Transition Event) or (iii) the Prime Rate with respect to the applicable Interest Accrual Period if the Loan is a Prime Rate Loan (in the case of a Benchmark Unavailability Period).

The Note is collateralized by Loan 9, see footnote 4.
The Note is scheduled to mature at the earlier of (i) subject to the terms and conditions of Article 33 hereof, within one hundred fifty (150) days after the “Maturity Date” (as defined in the Underlying Whole Loan Documents and as same may be extended pursuant to any extension option of the Underlying Mortgagor in accordance with the Underlying Whole Loan Documents, or as otherwise approved by Class A Lender), but without regard to any acceleration thereof; (ii) any Accelerated Maturity Date; (iii) any Prepayment Date; and (iv) any Mandatory Prepayment Event.
Combined Maturity of Debt Obligations
The following schedule reflects the Company’s contractual payments under all borrowings by maturity
:

Year ending December 31,	Borrowing by Maturity (in thousands)
2023 (last 9 months)	$97,500
2024	—
2025	310,028
2026	—
2027	—

Total	$407,528

8.	Related Party Transactions
Management Fee
The Company has entered into an investment management agreement, as amended and restated on June 20, 2022, (as amended, the “Management Agreement”) with the Investment Manager. Pursuant to the Management Agreement the Company will pay the Investment Manager, on a quarterly basis, a management fee (the “Management Fee”) in respect of each Member, in arrears, equal to the Applicable Percentage (as defined below) of such Member multiplied by the sum of (i) the net asset value (“NAV”) of the Units and (ii) the product of (a) all unfunded commitment amounts under any investments (“Portfolio Investments”) with ongoing funding obligations (e.g., delayed-draw term loans) and (b) the Indebtedness Fraction (as defined below), each of (i) and (ii) as of the last day of each calendar quarter. The Management Fee shall not be charged with respect to any portion of the Company’s assets that are attributable to direct leverage. The “Indebtedness Fraction” means an amount equal to one minus a fraction, the numerator of which is the total outstanding portfolio level indebtedness of the Company, and the denominator of which is the principal amount of any Portfolio Investments held by the Company. The portfolio indebtedness used to calculate the ratio includes the debt obligations noted in the accompanying balance sheet. The Management Agreement was amended and restated on June 20, 2022 to, among other things, clarify that loan servicing fees and expenses, and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operation of the Portfolio Investments (as defined therein) are not to be included as Company Expenses (as defined therein) for purposes of calculating the Organizational Expenses (as defined therein) and Company Expenses limit.

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
For the three months ended March 31, 2023 and 2022, the Company incurred Management Fees of $397,608 and $128,218, respectively of which the Investment Manager waived $0 and $114,883, respectively. As of March 31, 2023 and December 31, 2022 the Management Fees payable amounted to $1,262,664 and $865,053, respectively and is included in the
 consolidated balance sheets
 in the accompanying financial statements
.
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
For the three months ended March 31, 2023 and 2022, the Company incurred Incentive Fees of $266,020 and $0, respectively of which the Investment Manager waived $6,563 and $0, respectively. As of March 31, 2023 and December 31, 2022 the Incentive Fees payable amounted to $527,949 and $268,492, respectively and is included in the
 consolidated balance sheets
 in the accompanying financial statements
.
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
For the three months ended March 31, 2023 and 2022 the Company incurred expenses in excess of the Expense Cap totaling $38,192 and $192,266, respectively. As of March 31, 2023 and December 31, 2022 the Company is owed reimbursements of $928,474 and $890,282, respectively, from the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be paid at the third anniversary of the initial closing or as soon as practical.

9.	Risks and Uncertainties
The Company’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Company’s operations. The Company invests in financial instruments that are subject to interest rate volatility and regional and global conflicts that could adversely affect the results of the Company. A sustained downturn in the United States or global economy (or any particular segment thereof) could impede the ability of the Company’s portfolio entities to perform under or refinance their existing obligations and impair the Company’s ability to effectively exit investments on favorable terms. Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in the Company’s capital structure.

10.	Commitments and Contingencies
Commitments
The Company may enter into commitments to fund investments. As of March 31, 2023 and December 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of March 31, 2023:

Investment	Expiration Date	Unfunded Commitment (in thousands)
Loan 1	1/10/2024	$372
Loan 2	7/10/2025	6,885
Loan 3	3/10/2025	1,750
Loan 4	5/10/2025	2,468
Loan 5	8/5/2024	4,332
Loan 6	7/5/2025	—
Loan 7	3/10/2024	10,390
Loan 8	3/10/2026	1,472
Loan 9	8/9/2024	—

Total		$27,669

As of March 31, 2023, the Company is subject to an unfunded commitment amount of $45,896,999 from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.
The Company had the following unfunded commitments by investment as of December 31, 2022:

Investment	Expiration Date	Unfunded Commitment (in thousands)
Loan 1	1/10/2024	$868
Loan 2	7/10/2025	6,885
Loan 3	3/10/2025	1,750
Loan 4	5/10/2025	3,580
Loan 5	8/5/2024	4,868
Loan 6	7/5/2025	—
Loan 7	3/10/2024	10,390

Total		$28,340

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

11.	Economic Dependency
Under various agreements, the Company has engaged or will engage the Investment Manager, its affiliates and entities under common control with the Investment Manager to provide certain services that are essential to the Company, including asset management services, asset acquisition, origination or disposition decisions, as well as other administrative responsibilities for the Company including accounting and legal services, human resources and information technology.
As a result of these relationships, the Company is dependent upon the Investment Manager and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

12.	Subsequent Events
Subsequent events after the balance sheet date have been evaluated through the date the consolidated financial statements were issued.
On April 20, 2023, a capital call of $50,332,809 issued by the Company was due by May 1, 2023.

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

•

limitations imposed on our business and our ability to satisfy requirements to maintain our exclusion from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or to maintain our qualification as a real estate investment trust, or REIT, for U.S. federal income tax purposes;

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. These forward-looking statements apply only as of the date of this Quarterly Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

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

We, directly or indirectly (including through a Subsidiary), will invest in a portfolio of primarily debt investments, or participations therein (collectively, the “Portfolio Investments”) that may include, without limitation, the following: directly originated commercial real estate mortgage loans, including senior and junior mezzanine loans, B-notes, second mortgages, other subordinated loans (together, “Directly Originated Loans”); legacy, new issue, and single-borrower commercial mortgage backed securities (“CMBS”); commercial real estate-related securities; performing, sub-performing and non-performing loans; and net lease assets. While we intend to focus primarily on loans directly secured by commercial real estate-related assets, we will also have the flexibility, subject to compliance with the real estate investment trust (“REIT”) qualification requirements, to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt. We may also invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with our investment objective. We retain ultimate discretion on our investment profile.

Our Private Offering

The Company currently falls outside of the definition of an “investment company” under the Investment Company Act, by satisfying the conditions of Section 3(c)(5)(C) of the Investment Company Act, which excludes from the definition of an investment company persons that are primarily engaged in investing in interests in real estate. We expect to conduct private offerings of our Units to investors in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). Our initial private offering of Units (the “Private Offering”) was conducted in reliance on Regulation D under the Securities Act. Any investors in our Private Offering were required to be “accredited investors” as defined in Regulation D of the Securities Act. The criteria required of Regulation D under the Securities Act may not apply to investors in subsequent offerings. Investments by U.S. investors in the Private Offering were also subject to state securities laws. Further, due to certain anti-money laundering restrictions and economic sanctions concerns, Units may not be offered, sold, transferred, or delivered, directly or indirectly, to certain unacceptable investors. Our LLC Agreement also imposes additional restrictions upon the ownership of the Units to ensure, among other things, that we qualify and maintain our status as a REIT under the Code.

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

We currently have one class of Units. We may issue additional classes of Units in the future (or we may enter into agreements with certain Members that alter, modify or change the terms of the Units held by such Members), which may differ from the Units described herein, including, without limitation, in respect of a Related Investor. New classes of Units may be established by us without providing prior notice to, or receiving consent from, existing Members. The terms of such classes will be determined by us in our sole discretion. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons; Policies and Procedures for Review of Related Party Transactions—The Investment Manager—Diverse Member Group of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

NAV Per Share
December 31, 2022	$9.6439
March 31, 2023	$9.6299

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

Expenses

Our primary operating expenses will include the payment of fees to the Investment Manager pursuant to the Management Agreement and the LLC Agreement, payment of fees to the Administrator pursuant to the Administration Agreement and reimbursement of the Investment Manager or its affiliates for Organizational Expenses. For a description of fees payable to our Investment Manager under the Management Agreement and the LLC Agreement, see Item 1. Business—Investment Manager Fees of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Portfolio Summary

As of March 31, 2023, the Company had made investments in nine floating rate loans with a loan balance of $468,820,125, along with investments in two unconsolidated equity investments for an initial consideration of 1,841,686. These loans had a weighted average interest rate of 8.28% and weighted average remaining term of 1.87 years.

Portfolio Investment Activity

During the three months ended March 31, 2023, the Company invested $199,628,000 in two new loans.

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of March 31, 2023:

Investment (in thousands)	Balance	Interest Rate at March 31, 2023	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 1	$41,276	7.84%	1/10/2024	First Lien	Multifamily	California
Loan 2	$43,700	8.39%	7/10/2025	First Lien	Industrial	Mississippi
Loan 3	$41,000	11.28%	3/10/2025	First Lien	Hospitality	California
Loan 4	$39,032	8.08%	5/10/2025	First Lien	Multifamily	New York
Loan 5	$51,603	8.95%	8/10/2024	First Lien	Office	Texas
Loan 6	$37,748	9.53%	7/5/2025	First Lien	Hospitality	California
Loan 7	$14,834	13.83%	3/10/2024	First Lien	Mixed Use	California
Loan 8	$34,328	8.28%	3/10/2026	First Lien	Industrial	Georgia
Loan 9	$165,300	7.08%	8/9/2024	First Lien	Student Housing	Various

As of March 31, 2023, the Company held 7.16% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $9,210,196 and $47,366,676, respectively.

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

The Company estimates its portfolio-based loan loss provision based on consultation with a third-party valuation provider and expectation of losses inherent in the investment portfolio but not yet realized. To ensure that the risk exposures are properly measured and the appropriate reserves are taken, the Company assesses a loan loss provision balance that will grow over time with its portfolio and the related risk as the assets are aged and approach maturity and ultimate refinancing where applicable. Significant judgment is required when evaluating loans for impairment, therefore actual results over time could be materially different.

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

In accordance with ASC 326 the Company is required to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. As of March 31, 2023 no borrowers were experiencing financial difficulty and no such disclosure was deemed necessary.

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

Results of Operations

The following is a summary of the Company’s operating results for the three months ended March 31, 2023 and 2022 (in thousands):

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net interest income (loss)
Interest income net of amortization/accretion	$6,647	$1,193
Interest expense	(4,043)	(505)

Net interest income	2,604	688
Provision for credit losses	(1,025)	(548)

Net interest income (loss) after provision for credit losses	1,579	140

Operating expenses
Management fees	398	128
Incentive fees	259	—
Professional fees	231	214
Administration and custodian fees	59	53
Other expenses	3	3

Total operating expenses	950	398

Other income
Reimbursement – Investment Manager (see Note 8)	38	192
Waived Management Fees	—	115
Income from equity method investments	1,731	—
Other income	31	5

Total other income	1,800	312

Net income (loss)	$2,429	$55

Net income (loss) per unit (basic and diluted)
Net income (loss) per unit (basic and diluted)	$0.21	$0.02
Weighted average units outstanding	11,536,368	3,456,609

Net Interest Income (Loss)

During the three months ended March 31, 2023, the Company’s net interest income was comprised of approximately $1,579,000 as the interest income from the mortgage loan portfolio exceeded the interest expense from our debt obligations and provision for credit losses.

During the three months ended March 31, 2022, the Company’s net interest income was comprised of approximately $140,000 as the interest income from the mortgage loan portfolio exceeded the interest expense from our debt obligations and provision for credit losses.

Net Income (Loss)

During the three months ended March 31, 2023, the net income was approximately $2,429,000, primarily driven by income from equity method investments and interest income, partially offset by the provision for credit losses and operating expenses.

During the three months ended March 31, 2022, the net income was approximately $55,000, primarily driven by interest income and waivers of fees and expense reimbursements, partially offset by the provision for credit losses and operating expenses.

Cash Flows Provided by Operating Activities

For the three months ended March 31, 2023, cash flows provided by operating activities were approximately $3,971,000, primarily driven by net income and an increase in related party payables and accrued expenses, which were then primarily offset by the amortization of basis difference of equity method investments and a decrease in distribution payable.

Cash Flows Used by Investing Activities

For the three months ended March 31, 2023, cash flows used by investing activities were approximately $196,354,000, primarily driven by the origination and purchase of mortgage loan receivables.

Cash Flows Provided by Financing Activities

For the three months ended March 31, 2023, cash flows provided by financing activities were approximately $192,724,000, primarily driven by net line of credit borrowings and repurchase agreement borrowings.

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

Cash and cash equivalents as of March 31, 2023, taken together with the Company’s uncalled Capital Commitments of $432,946,365 and the potential for additional borrowings under the Company’s Credit Facility and the Company’s Repurchase Agreement, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.

State Street Credit Facility

On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders.

As of March 31, 2023, the Company had $97,500,000 outstanding on the Credit Facility and the Company was in compliance with the terms of the Agreement. As of March 31, 2023, the remaining amount the Company could drawdown against the Credit Facility was $2,500,000. The Company intends to continue to utilize the Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

Note Payable

On March 31, 2023, AB CRE PDF ATHENA LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank (the “Note Lender”).

The Note has a maximum commitment of $125,628,000 (the “Component”). As of March 31, 2023, the Company had $125,628,000 outstanding on the Note.

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

As of March 31, 2023, the Company had $184,399,500 outstanding on the repurchase contract and the Company was in compliance with the terms of the Repurchase Agreement. As of March 31, 2023, the remaining amount the Company could utilize under the Repurchase Agreement was $15,600,500.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of March 31, 2023, refer to Note 10 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

The Company is subject to an unfunded commitment amount of $45,896,999 from the underlying interest in the equity method investments. We do not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.

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

Assuming that the statement of assets and liabilities as of March 31, 2023, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates. The total outstanding amount of loan receivable assets and debt obligation liabilities subject to changes on floating interest rate are $468,820,125 and $407,527,500, respectively.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 25 basis points	$(1,172,050)	$(1,018,819)	$(153,232)
Up 100 basis points	4,688,201	4,075,275	612,926
Up 200 basis points	9,376,403	8,150,550	1,225,853
Up 300 basis points	14,064,604	12,225,825	1,838,779

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended March 31, 2023, there have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1	Loan and Security Agreement, dated March 31, 2023, by and between AB CRE PDF ATHENA LLC, as Borrower, Citibank, N.A., as Class A Lender, and AB Commercial Real Estate Private Debt Fund, LLC, as Subordinated Lender.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

Date: May 11, 2023

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director
(Principal Executive Officer)