Form 10-Q
period 2023-06-30
AB Commercial Real Estate Private Debt Fund, LLC
filed 2023-08-10
CIK 1876255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of August
10
, 2023, the registrant had 16,850,577.622 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
None.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

Item 1.	Financial Statements
AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Balance Sheets
(in thousands)

	As of June 30, 2023	As of December 31, 2022 (1)
Assets
Loan receivables held for investments, net, at amortized cost
Mortgage loans receivable	$465,952	$264,896
Allowance for credit losses	(2,480)	(1,603)
Equity method investments	55,842	58,539
Cash and cash equivalents	6,784	5,199
Accrued interest receivable	2,322	1,415
Other assets	27	—
Reimbursement receivable (see Note 8)	178	890
Deferred financing costs, net	532	742

Total assets	$529,157	$330,078

Liabilities and Members’ Capital
Liabilities
Debt obligations	$357,528	$211,453
Distribution payable	4,328	4,904
Related party payables and accrued expenses (See Note 8)	79	63
Incentive fee payable (see Note 8)	680	268
Management fee payable (see Note 8)	521	865
Accounts payable and accrued expenses	2,337	2,077
Other liabilities	82	276
Total Liabilities	$365,555	$219,906

Commitments and contingencies (see Note 10)	—	—
Members’ capital
Common units (16,850,577 and 11,424,012 units issued and outstanding at June 30, 2023 and December 31, 2022, respectively)	$165,510	$112,603
Distributions in excess of earnings	(1,908)	(2,431)

Total members’ capital	163,602	110,172

Total liabilities and members’ capital	$529,157	$330,078

(1)	Prior period conformed to current presentation
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Income
(in thousands) (Unaudited)

	For the Three months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022 (1)
Net interest income
Interest income net of amortization/accretion	$11,145	$2,073	$17,792	$3,267
Interest expense	(6,739)	(974)	(10,782)	(1,479)

Net interest income	4,406	1,099	7,010	1,788
Provision for credit losses	149	(739)	(877)	(1,287)

Net interest income after provision for credit losses	4,555	360	6,133	501

Operating Expenses:
Management fees (see Note 8)	521	229	918	357
Incentive fees (see Note 8)	421	—	680	—
Professional fees	402	220	633	434
Administration and custodian fees	71	8	130	61
Other expenses	34	7	37	5

Total operating expenses	1,449	464	2,398	857

Other Income:
Reimbursement - Investment Manager (see Note 8)	178	77	216	269
Waived management fees (see Note 8)	—	185	—	300
Income from equity method investments	1,620	176	3,351	176
Other income	110	18	141	17

Total other income	1,908	456	3,708	762

Net Income	$5,014	$352	$7,443	$406

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	$0.33	$0.05	$0.56	$0.08
Weighted average units outstanding	15,061,362	6,518,359	13,308,603	4,995,942

(1)	Prior period conformed to current presentation
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Changes in Members’ Capital
(in thousands) (Unaudited)

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2022	11,424,012	$112,603	$(2,431)	$110,172
Issuance of common units	174,346	1,682	—	1,682
Net Income	—	—	2,429	2,429
Distributions declared	—	—	(2,592)	(2,592)

Members capital at March 31, 2023	11,598,358	$114,285	$(2,594)	$111,691

Issuance of common units	5,252,219	$51,225	$—	$51,225
Net Income	—	—	5,014	5,014
Distributions declared	—	—	(4,328)	(4,328)

Members capital at June 30, 2023	16,850,577	$165,510	$(1,908)	$163,602

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2021	2,120510	$21,205	$(376)	$20,829
Issuance of common units	2,073,257	20,547	—	20,547
Net Income	—	—	55	55

Members capital at March 31, 2022	4,193,767	$41,752	$(321)	$41,431

Issuance of common units	2,350,421	23,251	—	$23,251
Net Income	—	—	352	352

Members capital at June 30, 2022	6,544,188	$65,003	$31	$65,034

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022 (1)
Cash flows from operating activities
Net Income	$7,443	$406
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(1,193)	(196)
Income from equity method investments	(3,351)	(176)
Distributions of earnings from equity method investments	2,512	—
Amortization of deferred financing costs	404	188
Provision for credit loss	877	1,287
Increase or decrease in operating assets and liabilities
(Increase) in accrued interest receivable	(907)	(443)
(Increase) in other assets	(27)	(23)
(Increase) in prepaid expenses	—	(37)
Decrease (increase) in reimbursement receivable	713	(269)
Increase in related party payables and accrued expenses	17	421
Increase in incentive fee payable	411	—
(Decrease) increase in management fee payable	(345)	57
Increase in accounts payable and accrued expenses	260	221
(Decrease) in other liabilities	(194)	(94)

Net cash provided by operating activities	6,620	1,342

Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(199,863)	(78,325)
Purchase of equity method investments	—	(74,652)
Distributions from equity method investments in excess of earnings	3,536	—

Net cash used for investing activities	(196,327)	(152,977)

Cash flows from financing activities
Issuance of common units	52,907	43,798
Distributions paid	(7,495)	—
Line of credit borrowings	104,500	108,400
Line of credit paydowns	(109,800)	(96,400)
Repurchase agreement borrowings	25,746	97,092
Note payable borrowings	125,628	—
Deferred financing costs paid	(194)	(451)

Net cash provided by financing activities	191,292	152,440

Net increase in cash and cash equivalents	1,585	804
Cash and cash equivalents, beginning of period	5,199	3,109
Cash and cash equivalents, end of period	$6,784	$3,913

Supplemental financing activities
Cash paid during the period for interest	$9,893	$1,087

(1)	Prior period conformed to current presentation
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Notes to Financial Statements
June 30, 2023

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
The Company will generally consolidate entities (i) it controls through either majority ownership or voting rights or (ii) management determines that the Company is the primary beneficiary of entities deemed to be variable interest entities (“VIEs”). Accordingly, the Company consolidated the results of its subsidiaries (AB CRE PDF Member I LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement - see Note 7 and AB CRE PDF Athena LLC) in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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
Provision for Loan Losses
The Company uses a current expected credit loss model (“CECL”) for estimating the provision for loan losses on its loan portfolio. The CECL model requires the consideration of possible credit losses over the life of an instrument and includes a portfolio-based component and an asset- specific component. In compliance with the CECL reporting requirements, the Company supplemented its existing credit monitoring and management processes with additional processes to support the calculation of the CECL reserves. The credit loss model is a forward-looking, econometric, commercial real estate loss forecasting tool. It is comprised of a probability of default model and a loss given default model that, layered together with user’s loan-level data, selected forward-looking macroeconomic variables, and pool-level mean loss rates, produces life of loan expected losses at the loan and portfolio level. Where management has determined that the credit loss model does not fully capture certain external factors, including portfolio trends or loan-specific factors, a qualitative adjustment to the reserve is recorded.
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
In accordance with ASC 326 the Company is required to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. As of June 30, 2023 no borrowers were experiencing financial difficulty and no such disclosure was deemed necessary.

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
There have been no
non-accrual
loans through June 30, 2023.
The allowance for credit losses was $2.5 million and $1.6 million at June 30, 2023 and December 31, 2022, respectively, and is included in the accompanying consolidated balance sheets. During the three and six months ended June 30, 2023, respectively, this allowance was impacted by a decrease of $0.1 million and an increase of $0.9 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.
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
The Company evaluates equity investments on a periodic basis to determine if there are any indicators that the value of the equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other- than-temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value.
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

3.	Capital Commitments
The following information sets forth the capital commitments of the Company as of June 30, 2023 and December 31, 2022:

	As of	As of
	June 30,	December 31,
(in thousands)	2023	2022
Capital Commitments	$558,230	$525,317
Cumulative Capital Funded (1)	161,516	111,193

Unfunded Capital Commitments	$396,714	$414,124

(1)	Excludes cumulative amounts reinvested totaling $ 3.9 million and $ 1.4 million as of June 30, 2023 and December 31, 2022, respectively.

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
period (a
“Lock-Up
Period”). The Lock-Up Period for each Capital Commitment will be the period commencing on the applicable closing and ending on the third anniversary of such closing. Upon the expiration of a Member’s
Lock-Up
Period, such Member may choose to be released from its Remaining Commitment (as defined below), subject to certain post-commitment period obligations.
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
Lock-Up
Period), (ii) such Member has chosen to be released from its Remaining Commitments after the expiration of its
Lock-Up
Period (except with respect to post commitment period obligations) or (iii) the Company has elected to wind up.

4.	Loan Receivables Held for Investment
The following table summarizes the Company’s investments in loan receivables held for investment as of June 30, 2023:

Investment (in thousands)	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at June 30, 2023	Interest Rate at June 30, 2023 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$41,648	$41,276	SOFR + 3.06%	$41,167	8.21%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585	43,700	SOFR + 3.61%	43,401	8.76%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR + 6.50%	40,753	11.65%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500	39,913	SOFR +3.30%	39,656	8.45%	5/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	52,389	SOFR + 4.25%	52,082	9.42%	8/5/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	37,748	37,748	SOFR + 4.75%	37,527	9.90%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	14,834	SOFR + 9.05%	14,703	14.20%	3/10/2024	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	34,328	SOFR + 3.50%	34,003	8.65%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	165,300	165,300	SOFR + 2.25%	162,660	7.40%	8/9/2024	Interest only

Total				$496,490	$470,488		$465,952

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of June 30, 2023

The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2022:

Investment (in thousands)	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at December 31, 2022	Interest rate at December 31, 2022 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$41,648	$40,780	SOFR + 3.06%	$40,569	7.35%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585	43,700	SOFR + 3.61%	43,331	7.90%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR + 6.50%	40,685	10.78%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500	37,920	SOFR + 3.30%	37,597	7.58%	5/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	51,067	SOFR + 4.25%	50,628	8.43%	8/5/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	37,748	37,748	SOFR + 4.75%	37,472	9.03%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	14,834	SOFR + 9.05%	14,614	13.34%	3/10/2024	Interest only

Total				$295,390	$267,049		$264,896

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2022

5.	Equity Method Investments
As of June 30, 2023, the Company held 7.16% and 7.01% interests in AB Commercial Real Estate Debt Fund,
SICAV-SIF
(“AB CRED II”) and AB Commercial Real Estate Debt Fund III,
SICAV-SIF
S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $9.2 million and $46.6 million, respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.
At June 30, 2023, the unamortized basis differences of the Company’s equity investments were $1.9 million. At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimate life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the three and six months ended June 30, 2023 in the amount of $
0.4
 million and $
1.0
 million, respectively, and during the three and six months ended June 30, 2022 in the amount of $
0.2
 million and $
0.2
 million, respectively.
Summarized financial information for the equity method investments as of December 31, 2022 and March 31, 2023 (balance sheet) and for the three and six months ended March 31, 2023 (statement of income) is as follows:

(1)	Prior period conformed to current presentation

	As of March 31, 2023	As of December 31, 2022
Assets
Investments	$812,930	$845,297
Cash and cash equivalents	34,531	37,221
Other assets	9,318	9,522

Total assets	856,779	892,041
Liabilities
Accrued expenses	1,073	1,133
Other liabilities	1,513	1,651

Total liabilities	2,586	2,784

Total equity	854,194	889,257

Total liabilities and equity	$856,780	$892,041

Statement of Income (in thousands)

	For the Three Months Ended March 31, 2023	For the Six Months Ended March 31, 2023
Total income	$17,267	$35,934
Total expenses	1,740	3,740

Net investment income	15,527	32,194
Net realized gain	728	606
Net change in unrealized depreciation	(642)	(1,908)

Net income	$15,613	$30,892

6.	Fair Value of Financial Instruments
Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of June 30, 2023, and the level of each financial instrument within the fair value hierarchy:

(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$465,952	$—	$—	$469,402	$469,402

	$465,952	$—	$—	$469,402	$469,402

Liabilities
Line of credit	$47,500	$—	$—	$47,500	$47,500
Repurchase agreement	184,400	—	—	184,400	184,400
Note payable	125,628	—	—	125,628	125,628

	$357,528	$—	$—	$357,528	$357,528

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
The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of June 30, 2023 are the discount rates and range from 2.35% to 6.75%.
Fair values of the Company’s debt obligations approximate their carrying value as of June 30, 2023 because interest rates approximate the discount rates used in calculating the fair value of the investments.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2022 and the level of each financial instrument within the fair value hierarchy:

(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$264,896	$—	$—	$267,257	$267,257

	$264,896	$—	$—	$267,257	$267,257

Liabilities
Line of credit	$52,800	$—	$—	$52,800	$52,800
Repurchase agreement	158,654	—	—	158,654	158,654

	$211,454	$—	$—	$211,454	$211,454

The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of December 31, 2022, are the discount rates and range from 2.95% to 6.75%.
Fair values of the Company’s debt obligations approximate their carrying value as of December 31, 2022 because interest rates approximate the discount rates used in calculating the fair value of the investments.

7.	Debt Obligations
Summarized Debt Obligations
The following table summarizes the Company’s debt obligations:

Debt Obligation (in thousands)	Outstanding Balance as of June 30, 2023	Outstanding Balance as of December 31, 2022	Weighted Average Interest Rate at June 30, 2023 (1)	Value of Underlying Collateral as of June 30, 2023
Credit facility	$47,500	$52,800	7.16%	N/A
Repurchase agreement	184,400	158,654	7.49%	249,354
Note payable	125,628	—	6.35%	165,300

Total	$357,528	$211,454		$414,654

(1)
The above rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of June 30, 2023.

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
The maximum principal amount (the “Maximum Commitment”) of the Credit Facility was $65 million. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the Agreement. During February 2022 the Company increased the Maximum Commitment to $100 million. During September 2022 the Maximum Commitment was reduced to $65 million. During February 2023 the Maximum Commitment was increased to $100 million.
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
Repurchase Agreement
On April 27, 2022, AB CRE PDF Member I LLC entered into a $150 million master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Repurchase Agreement, AB CRE PDF Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use
properties or such other property types acceptable to Morgan Stanley. The expiration date of the Repurchase Agreement is April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement. During July 2022 the Company increased the Maximum Facility Amount to $200 million.
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
Note Payable
On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note
financing (the “Note”) with Citibank, N.A. (the “Note Lender”). The Note has a maximum commitment of $125.6 million
and is scheduled to mature within one hundred fifty (150) days after August 9, 2024, or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, the Note Lender, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus
1.20
%. The Note is collateralized by Loan 9, see footnote 4.
Combined Maturity of Debt Obligations
The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Year ending December 31,	Borrowing by Maturity (in thousands)
2023 (last 6 months)	$47,500
2024	—
2025	310,028
2026	—
2027	—

Total	$357,528

8.	Related Party Transactions
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

A Member’s “Applicable Percentage” is set forth below:

Aggregate Capital Commitment of a Member	Applicable Percentage
$ 50,000 - $500,000	1.50%
$500,001 - $1,000,000	1.40%
$1,000,001 - $ 3,000,000	1.30%
$3,000,001 - $ 5,000,000	1.15%
$5,000,001 and over	1.00%
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
For the three and six months ended June 30, 2023, the Company incurred Management Fees of $
0.5
 million and $
0.9
 million respectively, ($0.2 million and $
0.4
 million for the three and six months ended June 30, 2022, respectively) of which the Investment Manager waived $
0
 and $
0
, respectively ($
0.2
 million and $
0.3
 million for the three and six months ended June 30, 2022, respectively). As of June 30, 2023 and
December 31, 2022, the Management Fees payable amounted to $
0.5
 million and $
0.9
 million respectively and are included in the consolidated balance sheets in the accompanying financial statements.
Investment Activity
As disclosed in Note 5, the Company holds interests in AB CRED II and AB CRED III, affiliated entities of the Company and unconsolidated joint ventures.
During the year ended December 31, 2022 the Company purchased Loan 6 and Loan 7 from a related party which remain outstanding as of June 30, 2023.
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
For the three and six months ended June 30, 2023, the Company incurred Incentive Fees of $0.4 million and $0.7 million respectively ($0 for the three and six months ended June 30, 2022) of which the Investment Manager waived $0 and $0 respectively. As of June 30, 2023 and December 31, 2022 the Incentive Fees payable amounted to $0.7 million and $0.3 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.
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
For the three and six months ended June 30, 2023, the Company incurred expenses in excess of the Expense Cap totaling $0.2 million and $0.2 million, respectively ($0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively). As of June 30, 2023 and December 31, 2022, the Company is owed reimbursements of $0.2 million and $0.9 million, respectively, from the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be paid at the third anniversary of the initial closing or as soon as practical.

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
Commitments
The Company may enter into commitments to fund investments. As of June 30, 2023 and December 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of June 30, 2023:

	Expiration Date	Unfunded Commitment
		(in thousands)
Loan 1	1/10/2024	$372
Loan 2	7/10/2024	6,885
Loan 3	3/10/2025	1,750
Loan 4	5/10/2025	1,587
Loan 5	8/5/2024	3,546
Loan 6	7/5/2025	—
Loan 7	3/10/2024	10,390
Loan 8	3/10/2026	1,472
Loan 9	8/9/2024	—

Total		$26,002

As of June 30, 2023, the Company is subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.
The Company had the following unfunded commitments by investment as of December 31, 2022:

	Expiration Date	Unfunded Commitment
		(in thousands)
Loan 1	1/10/2024	$868
Loan 2	7/10/2025	6,885
Loan 3	3/10/2025	1,750
Loan 4	5/10/2025	3,580
Loan 5	8/5/2024	4,868
Loan 6	7/5/2025	—
Loan 7	3/10/2024	10,390

Total		$28,341

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

Overview

We are a Delaware limited liability company formed on June 1, 2021, to operate as a private investment fund generally for qualified US investors. We intend to qualify and elect to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the “Code”). Our board of directors (the “Board”) was appointed to serve the Company. However, pursuant to an investment management agreement (as amended, the “Management Agreement”) between us and the Investment Manager, the Board delegated to the Investment Manager all rights, power, authority, discretion, duties and responsibilities in respect of the Company, including without limitation, responsibility for the investment activities of the Company and the day-to-day management and administration of the Company. The Board remains responsible for overseeing the performance of the Investment Manager. The investment management services provided by the Investment Manager are in accordance with our investment objectives and policies, subject to the oversight by the Board. To achieve certain tax, regulatory and/or administrative efficiencies, we may invest through or otherwise utilize one or more subsidiary investment vehicles (each, a “Subsidiary”) that are managed and/or sponsored by the Investment Manager or its affiliates. The discussion in this Quarterly Report relating to investments made by us or other actions may relate to such investments or other actions made by a Subsidiary, as applicable. Our investment objective is to generate attractive risk-adjusted returns through a diversified portfolio of commercial real estate-related investments that are predominantly credit investments secured by commercial real estate located in the United States, principally through investments made pursuant to the investment program described herein.

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

Each Capital Commitment made by a Member at a closing will have its own lock-up period (a “Lock-Up Period”). The Lock- Up Period for each Capital Commitment will be the period commencing on the applicable closing and ending on the third anniversary of such closing. Upon the expiration of a Member’s Lock-Up Period, such Member may choose to be released from its Remaining Commitment (as defined below), subject to certain post- commitment period obligations.

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

NAV Per Share
December 31, 2022	$9.6439
June 30, 2023	$9.7090

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

Portfolio Summary

As of June 30, 2023, the Company had made investments in nine floating rate loans with a loan balance of $470.4 million along with investments in two unconsolidated equity investments for an initial consideration of $74.7 million. These loans had a weighted average interest rate of 8.79% and weighted average remaining term of 1.43 years.

Portfolio Investment Activity

During the six months ended June 30, 2023, the Company invested $199.6 million in two new loans.

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of June 30, 2023:

Investment (in thousands)	Balance	Interest Rate at June 30, 2023	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 1	$41,276	8.21%	1/10/2024	First Lien	Multifamily	California
Loan 2	$43,700	8.76%	7/10/2025	First Lien	Industrial	Mississippi
Loan 3	$41,000	11.65%	3/10/2025	First Lien	Hospitality	California
Loan 4	$39,913	8.45%	5/10/2025	First Lien	Multifamily	New York
Loan 5	$52,389	9.42%	8/5/2024	First Lien	Office	Texas
Loan 6	$37,748	9.90%	7/5/2025	First Lien	Hospitality	California
Loan 7	$14,834	14.20%	3/10/2024	First Lien	Mixed Use	California
Loan 8	$34,328	8.65%	3/10/2026	First Lien	Industrial	Georgia
Loan 9	$165,300	7.40%	8/9/2024	First Lien	Student Housing	Various

As of June 30, 2023, the Company held 7.16% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $9.2 million and $46.6 million, respectively.

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

Critical Accounting Policies and Use of Estimates

This discussion of our operating plans is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we describe our critical accounting policies in the notes to our financial statements.

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

In accordance with ASC 326 the Company is required to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. As of June 30, 2023 no borrowers were experiencing financial difficulty and no such disclosure was deemed necessary.

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

The Company evaluates equity investments on a periodic basis to determine if there are any indicators that the value of the equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent an impairment has occurred and is determined to be other-than- temporary, we measure the charge as the excess of the carrying value of our investment over its estimated fair value.

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

Results of Operations

The following is a summary of the Company’s operating results for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the Three months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022(1)
Net interest income
Interest income net of amortization/accretion	$11,145	$2,073	$17,792	$3,267
Interest expense	(6,739)	(974)	(10,782)	(1,479)

Net interest income	4,406	1,099	7,010	1,788
Provision for credit losses	149	(739)	(877)	(1,287)

Net interest income after provision for credit losses	4,555	360	6,133	501

Operating Expenses:
Management fees (see Note 8)	521	229	918	357
Incentive fees (see Note 8)	421	—	680	—
Professional fees	402	220	633	434
Administration and custodian fees	71	8	130	61
Other expenses	34	7	37	5

Total operating expenses	1,449	464	2,398	857

Other Income:
Reimbursement - Investment Manager (see Note 8)	178	77	216	269
Waived management fees (see Note 8)	—	185	—	300
Income from equity method investments	1,620	176	3,351	176
Other income	110	18	141	17

Total other income	1,908	456	3,708	762

Net Income	$5,014	$352	$7,443	$406

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	$0.33	$0.05	$0.56	$0.08
Weighted average units outstanding	15,061,362	6,518,359	13,308,603	4,995,942

(1)	Prior period conformed to current presentation

Net Interest Income (Loss)

Net interest income increased $5.2 million during the six months ended June 30, 2023 as compared to the corresponding period for the previous fiscal year. The increase was due primarily to an increase in index rates and outstanding principal balances and portfolio financing.

Interest income increased $14.5 million during the six months ended June 30, 2023 as compared to the corresponding period for the previous fiscal year. The increase was due primarily to an increase in index rates and a $244.0 million increase in weighted average principal balance of our loan portfolio, as a result of capital deployment from share issuance and financing proceeds.

Interest expense increased $9.3 million during the six months ended June 30, 2023 as compared to the corresponding period for the previous fiscal year. The increase was due primarily to an increase in index rates and a $210.1 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.

Net interest income increased $3.3 million during the three months ended June 30, 2023 as compared to the corresponding period for the previous fiscal year. The increase was due primarily to an increase in index rates and outstanding principal balances and portfolio financing.

Interest income increased $9.1 million during the three months ended June 30, 2023 as compared to the corresponding period for the previous fiscal year. The increase was due primarily to an increase in index rates and a $312.7 million increase in weighted average principal balance of our loan portfolio, as a result of capital deployment from share issuance and financing proceeds.

Interest expense increased $5.8 million during the three months ended June 30, 2023 as compared to the corresponding period for the previous fiscal year. The increase was due primarily to an increase in index rates and a $270.0 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.

Operating Expenses

Total operating expenses increased by $1.5 million during the six months ended June 30, 2023, as compared to the corresponding period for the previous fiscal year. This increase was primarily due to an increase of $0.6 million in Management Fees and $0.7 million in Incentive Fees.

Total operating expenses increased by $1.0 million during the three months ended June 30, 2023, as compared to the corresponding period for the previous fiscal year. This increase was primarily due to an increase of $0.3 million in Management Fees and $0.4 million in Incentive Fees.

Other Income

Total other income increased by $2.9 million during the six months ended June 30, 2023, as compared to the corresponding period for the previous fiscal year. The increase was primarily driven by an increase of $3.2 million in income from equity method investments, which were funded in June 2022. The increase was partially offset by a $0.3 million decrease in management fee waivers which were in place for a majority of the corresponding six months of 2022 for certain Members.

Total other income increased by $1.5 million during the three months ended June 30, 2023, as compared to the corresponding period for the previous fiscal year. The increase was primarily driven by an increase of $1.4 million in income from equity method investments, which were funded in June 2022. The increase was partially offset by a $0.2 million decrease in management fee waivers which were in place for a majority of the corresponding three months of 2022 for certain Members.

Net Income (Loss)

During the six months ended June 30, 2023, the net income was approximately $7.4 million, primarily driven by income from equity method investments and interest income, partially offset by the provision for credit losses and operating expenses.

During the six months ended June 30, 2022, the net income was approximately $0.4 million, primarily driven by interest income and waivers of fees and expense reimbursements, partially offset by the provision for credit losses and operating expenses.

Cash Flows Provided by Operating Activities

For the six months ended June 30, 2023, cash flows provided by operating activities were approximately $6.6 million, primarily driven by net income and an increase in related party payables and accrued expenses, which were then primarily offset by the amortization of basis difference of equity method investments and a decrease in distribution payable.

Cash Flows Used by Investing Activities

For the six months ended June 30, 2023, cash flows used by investing activities were approximately $196.3 million, primarily driven by the origination and purchase of mortgage loan receivables.

Cash Flows Provided by Financing Activities

For the six months ended June 30, 2023, cash flows provided by financing activities were approximately $191.3 million, primarily driven by net line of credit borrowings, repurchase agreement borrowings, and proceeds from notes payable.

Financial Condition, Liquidity and Capital Resources

We expect to generate cash primarily from (i) cash flows from our operations, (ii) any financing arrangements now existing or that the Company may enter into in the future and (iii) any future offerings of our equity or debt securities. We may fund a portion of our investments through borrowings from banks, or other large global institutions such as insurance companies, and issuances of senior securities.

The Company’s primary use of funds from its Debt obligations will be investments in Portfolio Investments, cash distributions to Members and the payment of operating expenses.

Cash and cash equivalents as of June 30, 2023, taken together with the Company’s uncalled Capital Commitments of $396.7 million and the potential for additional borrowings under the Company’s Credit Facility and the Company’s Repurchase Agreement, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.

State Street Credit Facility

On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders.

As of June 30, 2023, the Company had $47.5 million outstanding on the Credit Facility and the Company was in compliance with the terms of the Agreement. As of June 30, 2023, the remaining amount the Company could drawdown against the Credit Facility was $52.5 million. The Company intends to continue to utilize the Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A.

The Note has a maximum commitment of $125.6 million. As of June 30, 2023, the Company had $125.6 million outstanding on the Note.

Repurchase Agreement

On April 27, 2022, AB CRE PDF Member I LLC entered into a $150 million master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Repurchase Agreement, AB CRE PDF Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The expiration date of the Repurchase Agreement is April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement. During July 2022 the Company increased the Maximum Facility Amount to $200 million.

As of June 30, 2023, the Company had $184.4 million outstanding on the repurchase contract and the Company was in compliance with the terms of the Repurchase Agreement. As of June 30, 2023, the remaining amount the Company could utilize under the Repurchase Agreement was

$15.6 million.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of June 30, 2023, refer to Note 10 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

The Company is subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments. We do not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.

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

Assuming that the statement of assets and liabilities as of June 30, 2023, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates. The total outstanding amount of loan receivable assets and debt obligation liabilities subject to changes on floating interest rate are $470.5 million and $357.5 million, respectively.

Change in Interest Rates	Increase (Decrease in Interest Income)		Increase (Decrease) in Interest Expense		Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(4.7 million	)	$(3.6 million	)	$(1.1 million	)
Down 50 basis points	(2.4 million	)	(1.8 million	)	(565 thousand	)
Up 50 basis points	2.4 million		1.8 million		565 thousand
Up 100 basis points	4.7 million		3.6 million		1.1 million

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

Interest Rate Risk

Interest rate risk represents the effect from a change in interest rates, which could result in an adverse change in the fair value of our interest- bearing financial instruments. With respect to the Company’s business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with variable rate borrowings to increase; (ii) the value of real estate-related loans to decline; (iii) coupons on variable rate loans to reset, although on a delayed basis, to higher interest rates; (iv) to the extent applicable under the terms of the Company’s investments, prepayments on real estate-related loans to slow, and (v) to the extent we enter into interest rate swap agreements as part of the Company’s hedging strategy, the value of these agreements to increase.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended June 30, 2023, there have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Date: August 10, 2023

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director