Form 10-Q
period 2023-09-30
AB Commercial Real Estate Private Debt Fund, LLC
filed 2023-11-13
CIK 1876255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-56320

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	87-1137341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2023, the registrant had 20,233,501.77 units of limited liability company interests outstanding. No market
value has been computed based upon the fact that no active trading market had been established as of the date of this document
.
Documents Incorporated by Reference
None.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC FORM
10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

Item 1.	Financial Statements
AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Balance Sheets
(in thousands)

	As of September 30, 2023	As of December 31, 2022 (1)
Assets
Loan receivables held for investments, net, at amortized cost
Mortgage loans receivable	$549,735	$264,896
Allowance for credit losses	(2,890)	(1,603)
Equity method investments	53,148	58,539
Cash and cash equivalents	13,188	5,199
Restricted cash	82,644	—
Accrued interest receivable	2,760	1,415
Other assets	92	—
Reimbursement receivable (see Note 8)	131	890
Deferred financing costs, net	414	742

Total assets	$699,222	$330,078
Liabilities and Members’ Capital
Liabilities
Debt obligations	408,573	211,453
Capital received in advance	82,644	—
Distribution payable	5,391	4,904
Related party payables and accrued expenses (See Note 8)	88	63
Incentive fee payable (see Note 8)	1,067	268
Management fee payable (see Note 8)	1,141	865
Accounts payable and accrued expenses	2,976	2,077
Other liabilities	331	276

Total Liabilities	$502,211	$219,906

Commitments and contingencies (see Note 10)	—	—
Members’ capital
Common units (20,233,501 and 11,424,012 units issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	199,153	$112,603
Distributions in excess of earnings	(2,142)	(2,431)

Total member’s capital	197,011	110,172
Total liabilities and members’ capital	699,222	$330,078

(1)	Prior period conformed to current presentation
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Income
(in thousands except unit and per unit data) (Unaudited)

	For the Three months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022 (1)
Net interest income
Interest income net of amortization/accretion	12,287	4,255	30,079	$7,522
Interest expense	(7,105)	(2,582)	(17,887)	(4,061)

Net interest income	5,182	1,673	12,192	3,461
Provision for credit losses	(410)	(346)	(1,286)	(1,633)

Net interest income after provision for credit losses	4,772	1,327	10,906	1,828

Operating Expenses:
Management fees (see Note 8)	621	393	1,539	750
Incentive fees	385	91	1,067	91
Professional fees	268	277	900	711
Administration and custodian fees	74	48	202	109
Other expenses	4	8	40	14

Total operating expenses	1,352	817	3,748	1,675

Other Income:
Reimbursement - Investment Manager (see Note 8)	(47)	88	169	358
Waived management fees (see Note 8)	—	—	—	300
Income from equity method investments	1,589	1,642	4,939	1,818
Other income	195	10	334	27

Total other income	1,737	1,740	5,442	2,503

Net Income	$5,157	$2,250	12,600	2,656

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	$0.29	$0.20	0.85	$0.37
Weighted average units outstanding	18,024,113	11,253,028	14,897,713	7,104,557

(1)	Prior period conformed to current presentation

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Changes in Members’ Capital
(in thousands) (Unaudited)

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2022	11,424,012	$112,603	$(2,431)	$110,172
Issuance of common units	174,346	1,682	—	1,682
Redemption of common units	—	—	—	—
Net Income	—	—	2,429	2,429
Distributions declared	—	—	(2,592)	(2,592)

Members capital at March 31, 2023	11,598,358	$114,285	$(2,594)	$111,691

Issuance of common units	5,252,219	$51,225	$—	$51,225
Net Income	—	—	5,014	5,014
Distributions declared	—	—	(4,328)	(4,328)

Members capital at June 30, 2023	16,850,577	$165,510	$(1,908)	$163,602

Issuance of common units	3,382,924	$33,643	$—	$33,643
Net Income	—	—	5,157	5,157
Distributions declared	—	—	(5,391)	(5,391)

Members capital at September 30, 2023	20,233,501	$199,153	$(2,142)	$197,011

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2021	2,120,510	$21,205	$(376)	$20,829
Issuance of common units	2,073,257	20,547	—	20,547
Net Income	—	—	55	55

Members capital at March 31, 2022	4,193,767	$41,752	$(321)	$41,431

Issuance of common units	2,350,421	23,251	—	$23,251
Net Income	—	—	352	352

Members capital at June 30, 2022	6,544,188	$65,003	$31	$65,034

Issuance of common units	4,798,004	46,801	—	$46,801

Net Income	—	—	2,250	2,250

Distributions declared	—	—	(3,474)	(3,474)

Members capital at Sept 30, 2022	11,342,192	$111,804	$(1,193)	$110,611

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022 (1)
Cash flows from operating activities
Net income	$12,600	$2,656
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(2,125)	(460)
Income from equity method investments	(4,939)	(1,817)
Distributions of earnings from equity method investments	3,772	554
Amortization of deferred financing costs	564	536
Provision for credit loss	1,286	1,633
Increase or decrease in operating assets and liabilities:
(Increase) in accrued interest receivable	(1,345)	(1,006)
(Increase) in other assets	(92)	—
Increase in prepaid expenses	—	178
Decrease (increase) in reimbursement receivable	759	(358)
Increase in related party payables and accrued expenses	25	24
Increase in incentive fee payable	798	91
Increase in management fee payable	276	450
Increase in accounts payable and accrued expenses	899	1,122
(Decrease) increase in other liabilities	55	(275)

Net cash provided by operating activities	12,533	3,328
Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(282,714)	(166,678)
Purchase of equity method investments	—	(74,652)
Distributions from equity method investments in excess of earnings	6,560	8,475

Net cash used for investing activities	(276,154)	(232,855)
Cash flows from financing activities
Issuance of common units	86,550	90,599
Capital received in advance	82,644	—
Distributions paid	(11,824)	(1,517)
Line of credit borrowings	184,300	130,700
Line of credit paydowns	(141,100)	(147,100)
Repurchase agreement borrowings	30,100	159,005
Repurchase agreement paydowns	(1,808)	—
Note payable borrowings	125,628	—
Deferred financing costs paid	(236)	(1,098)

Net cash provided by financing activities	354,254	230,589

Net increase in cash and cash equivalents	90,633	1,062
Cash and cash equivalents and restricted cash, beginning of period	5,199	3,109

Cash and cash equivalents and restricted cash, end of period	$95,832	$4,170

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	$13,188	$4,170
Restricted cash	82,644	—

Cash and cash equivalents and restricted cash, end of period	$95,832	$4,170

Supplemental financing activities
Cash paid during the period for interest	$16,480	$2,993

(1)	Prior period conformed to current presentation

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Notes to Financial Statements
September 30, 2023

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
AllianceBernstein L.P. (the “Investment Manager” or “AllianceBernstein”), a Delaware limited partnership and an affiliate of a shareholder, serves as the investment manager of the Company pursuant to the Management Agreement. The investment management services are provided by the Investment Manager in accordance with the Company’s investment objectives and policies. The Investment Manager is registered with the U.S. Securities and Exchange Commission (the “SEC”) as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Pursuant to the Management Agreement, the Investment Manager is responsible for management of the portfolio of the Company and any subsidiary.
The Company commenced operations in December 2021.

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
The Company will generally consolidate entities (i) it controls through either majority ownership or voting rights or (ii) management determines that the Company is the primary beneficiary of entities deemed to be variable interest entities (“VIEs”). Accordingly, the Company consolidated the results of its subsidiaries (AB CRE PDF Member I LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement—see Note 7 and AB CRE PDF Athena LLC, a wholly owned entity) in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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
In accordance with ASC 326 the Company is required to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. As of September 30, 2023 no borrowers were experiencing financial difficulty and no such disclosure was deemed necessary.

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. There have been no non-accrual loans from commencement of operations through September 30, 2023.
The allowance for credit losses was $2.9 million and $1.6 million at September 30, 2023 and December 31, 2022, respectively, and is included in the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2023, respectively, this allowance was impacted by an increase of $0.4 million and $1.3 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.
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
Restricted Cash
Restricted cash consists of cash received for capital contributions prior to the date in which the contributions are effective.
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
Deferred Financing Costs
Deferred financing costs include capitalized expenses related to the closing of the debt obligations. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term for the Credit Facility, Repurchase Agreement and Notes Payable. The amortization of such costs is included in interest expense in the consolidated statements of income, with any unamortized amounts included in deferred financing costs on the consolidated balance sheets.
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

3.	Capital Commitments
The following information sets forth the capital commitments of the Company as of September 30, 2023 and December 31, 2022:

(in thousands)	As of September 30, 2023	As of December 31, 2022
Capital Commitments	$588,521	$525,317
Cumulative Capital Funded (1)	193,614	111,193

Unfunded Capital Commitments	$394,907	$414,124

(1)	Excludes cumulative amounts reinvested totaling $5.5 million and $1.4 million as of September 30, 2023 and December 31, 2022, respectively.

With respect to each capital commitment made by a Member, the Member is required to either (i) opt into the Company’s reinvestment plan (the “Reinvestment Plan”), whereby the Member will have its current income distributions automatically withheld and reinvested into the Company (with additional Units of the Company corresponding to such reinvestment being issued to such Member), which is referred to as a “Reinvestment Election”, or (ii) opt out of the Reinvestment Plan, which is referred to as a “Distribution Election”, in each case, as elected in the Company’s subscription agreement (the “Subscription Agreement”) of such Member. Any Member that does not make any such election in its Subscription Agreement will, by default, be deemed to have made a “Distribution Election.”
The Company entered into separate subscription agreements with a number of investors for the Private Offering. Each investor has made a capital commitment (a “Capital Commitment”) to purchase Units pursuant to a subscription agreement (a “Subscription Agreement”). We refer to the initial date on which Capital Commitments were first accepted by or on behalf of the Company from Members as the “Initial Closing,” and each such date on which Capital Commitments are accepted as a “closing.” Thereafter, subsequent closings for additional Capital Commitments from new and existing Members may generally be held as of the end of the calendar quarter, subject to our discretion to hold closings at any other time.
Each Capital Commitment made by a Member at a closing has its own lock-up period (a “Lock-Up Period”). The Lock-Up Period for each Capital Commitment is the period commencing on the applicable closing and ending on the third anniversary of such closing. Upon the expiration of a Member’s Lock-Up Period, such Member may choose to be released from its Remaining Commitment (as defined below), subject to certain post-commitment period obligations.
A Member’s “Remaining Commitment” equals such Capital Commitment reduced by amounts contributed to the Company in respect of capital calls and post-commitment period capital calls and increased by (i) the amount of any unused capital contributions that are returned to such Member pursuant to the last sentence of the following paragraph and (ii) distributions to such Member that represent a return of capital (and not Current Income (as defined below)). Each Capital Commitment made by a Member is accounted for separately, including for purposes of determining Remaining Commitments and capital calls. In no event will a Member be required to make a capital contribution in respect of its Capital Commitment in excess of its Remaining Commitment.
Each Capital Commitment (or a portion thereof, as applicable) of a Member lasts until (i) the Company determines to repurchase all or any portion of such Member’s Units that are attributable to such Capital Commitment (or such portion thereof, as applicable), as discussed below (which for the avoidance of doubt, will not become available pursuant to a Member’s repurchase request until the expiration of the Lock-Up Period), (ii) such Member has chosen to be released from its Remaining Commitments after the expiration of its Lock-Up Period (except with respect to post commitment period obligations) or (iii) the Company has elected to wind up.

4.	Loan Receivables Held for Investment
The following table summarizes the Company’s investments in loan receivables held for investment as of September 30, 2023:

Investment (in thousands)	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at September 30,2023	Interest Rate at September 30, 2023(1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$41,648	$41,276	SOFR+ 3.06%	$41,218	8.39%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585	41,440	SOFR+ 3.61%	41,190	8.94%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR+ 6.50%	40,787	11.83%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500	39,913	SOFR+ 3.30%	39,689	8.63%	5/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	52,437	SOFR+ 4.25%	52,198	9.58%	8/5/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	37,748	37,748	SOFR+ 4.75%	37,554	10.08%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	15,590	SOFR+ 9.05%	15,505	14.38%	3/10/2024	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	34,498	SOFR+ 3.50%	34,200	8.83%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	165,300	165,300	SOFR+ 2.25%	163,236	7.58%	8/9/2024	Interest only
Loan 10	Loan origination	Multifamily	8/31/2023	86,300	85,000	SOFR+ 2.90%	84,158	8.23%	9/10/2026	Interest only

Total				$582,789	$554,201		$549,735

(1)
The above loan receivables held for investment are floating rate loans and are presented with the contractual rate based on SOFR or the applicable SOFR floor plus the applicable spread as of September 30, 2023

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
As of September 30, 2023, the Company held 7.16% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $8.0 million and $45.1 million, respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.
At September 30, 2023, the unamortized basis differences of the Company’s equity investments were $1.5 million. At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimated life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the three and nine months ended September 30, 2023 in the amount of $0.4 million and $1.4 million, respectively, and during the three and nine months ended September 30, 2022 in the amount of $1.1 million and $1.3 million, respectively.
Summarized financial information for the equity method investments as of December 31, 2022 and June 30, 2023 (balance sheet) and for the three and six months ended June 30, 2023 (statement of income) is as follows:

(1)	Prior period conformed to current presentation
Balance Sheet (in thousands)

	As of June 30, 2023	As of December 31, 2022

Assets
Investments in mortgage loans	$786,126	$845,297
Cash and cash equivalents	44,779	37,221
Other assets	9,897	9,522

Total assets	840,802	892,041
Liabilities
Accrued expenses	1,505	1,133
Other liabilities	1,056	1,651

Total liabilities	2,561	2,784

Total equity	838,241	889,257

Total liabilities and equity	$840,802	$892,041

Statement of Income (in thousands)

	For the Three Months Ended June 30, 2023	For the Nine Months Ended June 30, 2023

Total income	$19,253	$55,187
Total expenses	1,845	5,585

Net investment income	17,408	49,602
Net realized gain (loss)	100	706
Net change in unrealized depreciation	(1,247)	(3,156)

Net income	$16,261	$47,152

6.	Fair Value of Financial Instruments
Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of September 30, 2023, and the level of each financial instrument within the fair value hierarchy:

(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total

Assets
Loan receivables held for investment	$549,735	$—	$—	$554,404	$554,404

	$549,735	$—	$—	$554,404	$554,404

Liabilities
Line of credit	$96,000	$—	$—	$95,857	$95,857
Repurchase agreement	186,945	—	—	186,945	186,945
Note payable	125,628	—	—	125,628	125,628

	$408,573	$—	$—	$408,430	$408,430

Fair values for loan receivables, held for investment, are measured by discounting future contractual cash flows to be received on the mortgage loan using a discount rate that is derived from observations in the market of discount rates on similar loans with similar credit characteristics and tenor. The discount rate is typically expressed as a spread to Treasuries of a similar tenor if the loan is fixed rate or if floating, as a discount margin to the floating rate index described in the mortgage. The spread or discount margin is reflective of the risk premium associated with the specific loan. Loans that are experiencing deteriorating credit fundamentals, delinquencies, or are anticipated to be foreclosed upon will tend to have higher spreads or discount margins reflecting their higher credit risk. Loans that are experiencing improving fundamentals will correspondingly have lower spreads or discount margins reflecting their improving credit quality.
The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of September 30, 2023 are the discount rates and range from 2.35% to 6.75%.
Fair values of Repurchase Agreement and Note Payable approximate their carrying value as of September 30, 2023 because interest rates approximate the discount rates used in calculating the fair value of the investments. The fair value for the Line of Credit is based on pricing that reflects current market rates to extend the facility.
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
Fair values of the Company’s debt obligations approximate their carrying value as of December 31, 2022 because interest rates approximate the discount rates used in calculating the fair value of the investments, as of period end.

7.	Debt Obligations
Summarized Debt Obligations
The following table summarizes the Company’s debt obligations:

Debt Obligation (in thousands)	Outstanding Balance as of September 30, 2023	Outstanding Balance as of December 31, 2022	Weighted Average Interest Rate at September 30, 2023 (1)	Value of Underlying Collateral as of September 30, 2023

Credit facility	$96,000	$52,800	7.34%	N/A
Repurchase agreement	186,945	158,654	7.67%	247,311
Note payable	125,628	—	6.53%	165,300

Total	$408,573	$211,454		$412,611

(1)
The above rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of September 30, 2023.

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
Note Payable
On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. (the “Note Lender”). The Note has a maximum commitment of $125.6 million and is scheduled to mature within one hundred fifty (150) days after August 9, 2024, or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, the Note Lender, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%. The Note is collateralized by Loan 9, see footnote 4.
Combined Maturity of Debt Obligations
The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Year ending December 31,	Borrowing by Maturity (in thousands)

2023 (last 6 months)	$96,000
2024	—
2025	312,573
2026	—
2027	—

Total	$408,573

8.	Related Party Transactions
Management Fee
The Company has entered into an investment management agreement, as amended and restated on June 20, 2022, (as amended, the “Management Agreement”) with the Investment Manager. Pursuant to the Management Agreement the Company pays the Investment Manager, on a quarterly basis, a management fee (the “Management Fee”) in respect of each Member, in arrears, equal to the Applicable Percentage (as defined below) of such Member multiplied by the sum of (i) the net asset value (“NAV”) of the Units and (ii) the product of (a) all unfunded commitment amounts under any investments (“Portfolio Investments”) with ongoing funding obligations (e.g., delayed-draw term loans) and (b) the Indebtedness Fraction (as defined below), each of (i) and (ii) as of the last day of each calendar quarter. The Management Fee is not charged with respect to any portion of the Company’s assets that are attributable to direct leverage. The “Indebtedness Fraction” means an amount equal to one minus a fraction, the numerator of which is the total outstanding portfolio level indebtedness of the Company, and the denominator of which is the principal amount of any Portfolio Investments held by the Company. The portfolio indebtedness used to calculate the ratio includes the debt obligations noted in the accompanying balance sheet. The Management Agreement was amended and restated on June 20, 2022 to, among other things, clarify that loan servicing fees and expenses, and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operation of the Portfolio Investments (as defined therein) are not to be included as Company Expenses (as defined therein) for purposes of calculating the Organizational Expenses (as defined therein) and Company Expenses limit.

A Member’s “Applicable Percentage” is set forth below:

Aggregate Capital Commitment of a Member	Applicable Percentage

$ 50,000 - $ 500,000	1.50%
$ 500,001 - $ 1,000,000	1.40%
$1,000,001 - $ 3,000,000	1.30%
$3,000,001 - $ 5,000,000	1.15%
$5,000,001 and over	1.00%
Notwithstanding the foregoing, with respect to any Member
that

made a capital commitment (“Capital Commitment”) on the initial closing (“Initial Closing Date”) (each, a “Founding Member”), the Management Fee was waived with respect to such Founding Member (including any additional Capital Commitments made by such Member) for the first six months after the Initial Closing Date.
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
For the three and nine months ended September 30, 2023, the Company incurred Management Fees of $0.6 million and $1.5 million, respectively, ($0.4 million and $0.8 million for the three and nine months ended September 30, 2022, respectively) of which the Investment Manager waived $0 and $0, respectively ($0 and $0.3 million for the three and nine months ended September 30, 2022, respectively). As of September 30, 2023 and December 31, 2022, the Management Fees payable amounted to $1.1 million and $0.9 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.
Investment Activity
As disclosed in Note 5, the Company holds interests in AB CRED II and AB CRED III, affiliated entities of the Company and unconsolidated joint ventures.
During the year ended December 31, 2022, the Company purchased Loan 6 and Loan 7 from a related party which remain outstanding as of September 30, 2023.
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
For the three and nine months ended September 30, 2023, the Company incurred Incentive Fees of $0.4 million and $1.1 million respectively ($0.1 million for the three and nine months ended September 30, 2022) of which the Investment Manager waived $0 and $0, respectively. As of September 30, 2023 and December 31, 2022 the Incentive Fees payable amounted to $1.1 million and $0.3 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.
Expense Reimbursement
Pursuant to an Expense Limitation Agreement, as amended on June 20, 2022, the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap will be maintained until the third anniversary of the Initial Closing, which is November 5, 2024. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be charged to the Company during the three year period that the Expense Cap is in place, provided that no such payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, reserves for and costs associated with determining current expected credit losses, loan servicing fees and expenses and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operating of the Portfolio Investments are not included as Company Expenses for purposes of calculating the expense cap.
For the three and nine months ended September 30, 2023, the Company incurred expenses in excess of the Expense Cap totaling $0.0 million and $0.2 million, respectively ($0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively). As of September 30, 2023 and December 31, 2022, the Company is owed reimbursements of $0.1 million and $0.9 million, respectively, from the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be fully

paid at the third anniversary of the Initial Closing or as soon as practical.

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
Commitments
The Company may enter into commitments to fund investments. As of September 30, 2023 and December 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of September 30, 2023:

	Expiration Date	Unfunded Commitment (in thousands)

Loan 1	1/10/2024	$372
Loan 2	7/10/2024	9,145
Loan 3	3/10/2025	1,750
Loan 4	5/10/2025	1,587
Loan 5	8/5/2024	3,498
Loan 6	7/5/2025	—
Loan 7	3/10/2024	9,634
Loan 8	3/10/2026	1,302
Loan 9	8/9/2024	—
Loan 10	9/10/2026	1,300

Total		$28,588
As of September 30, 2023, the Company is subject to an unfunded commitment amount of $
45.9
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
Subsequent events after the balance sheet date have been evaluated through the date the consolidated financial statements were issued. On September 21, 2023, a capital call of $93.5 million issued by the Company was due by October 2, 2023. Accordingly, the liability for capital received in advance was relieved.

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
We, directly or indirectly (including through a Subsidiary), invest in a portfolio of primarily debt investments, or participations therein (collectively, the “Portfolio Investments”) that may include, without limitation, the following: directly originated commercial real estate mortgage loans, including senior and junior mezzanine loans, B-notes, second mortgages, other subordinated loans (together, “Directly Originated Loans”); legacy, new issue, and single-borrower commercial mortgage backed securities (“CMBS”); commercial real estate-related securities; performing, sub-performing and non-performing loans; and net lease assets. While we intend to focus primarily on loans directly secured by commercial real estate-related assets, we also have the flexibility, subject to compliance with the real estate investment trust (“REIT”) qualification requirements, to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt. We may also invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with our investment objective. We retain ultimate discretion on our investment profile.
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
We entered into separate subscription agreements with a number of investors for the Private Offering. Each investor has made a capital commitment (a “Capital Commitment”) to purchase Units pursuant to a subscription agreement (a “Subscription Agreement”). We refer to the initial date on which Capital Commitments were first accepted by or on behalf of the Company from Members as the “Initial Closing,” and each such date on which Capital Commitments are accepted as a “closing.” Thereafter, subsequent closings for additional Capital Commitments from new and existing Members may generally be held as of the end of the calendar quarter, subject to our discretion to hold closings at any other time.

Each Capital Commitment made by a Member at a closing has its own lock-up period (a “Lock-Up Period”). The Lock- Up Period for each Capital Commitment is the period commencing on the applicable closing and ending on the third anniversary of such closing. Upon the expiration of a Member’s Lock-Up Period, such Member may choose to be released from its Remaining Commitment (as defined below), subject to certain post- commitment period obligations.
A Member’s “Remaining Commitment” equals such Capital Commitment reduced by amounts contributed to the Company in respect of capital calls and post-commitment period capital calls and increased by (i) the amount of any unused capital contributions that are returned to such Member pursuant to the last sentence of the following paragraph and (ii) distributions to such Member that represent a return of capital (and not Current Income (as defined below)). Each Capital Commitment made by a Member is accounted for separately, including for purposes of determining Remaining Commitments and capital calls. In no event will a Member be required to make a capital contribution in respect of its Capital Commitment in excess of its Remaining Commitment.
Each Capital Commitment (or a portion thereof, as applicable) of a Member lasts until (i) the Company determines to repurchase all or any portion of such Member’s Units that are attributable to such Capital Commitment (or such portion thereof, as applicable), as discussed below (which for the avoidance of doubt, will not become available pursuant to a Member’s repurchase request until the expiration of the Lock-Up Period), (ii) such Member has chosen to be released from its Remaining Commitments after the expiration of its Lock-Up Period (except with respect to post commitment period obligations) or (iii) the Company has elected to wind up.
Investors are required to purchase Units each time we provide notice of a capital call, which notice is delivered at least 5 business days prior to the date on which a capital call is due, in an aggregate amount not exceeding their respective Capital Commitments. All capital calls generally are made pro rata in accordance with the investors’ Capital Commitments.
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
We may, directly or indirectly, borrow for working capital purposes, including, but not limited to, paying fees and expenses or managing cash flows from Capital Commitments. In connection therewith, we will be authorized to pledge, charge, mortgage, assign, transfer and grant security interests to a lender in (i) all Capital Commitments, our right to initiate drawdowns and collect the capital contributions of the Members and to enforce their obligations to make capital contributions to purchase Units, and (ii) a Company collateral account into which the payment by the Members of their remaining Capital Commitment are to be made. We refer to any such financing as a “Commitment Facility.” In connection with any Commitment Facility, and as further described in the LLC Agreement, each Member remains absolutely and unconditionally obligated to fund capital calls duly issued by us or by the lender under a Commitment Facility (including, without limitation, those required as a result of the failure of any other Member to fund capital calls), without setoff, counterclaim or defense, including without limitation any defense of fraud or mistake, or any defense under any bankruptcy or insolvency law, including Section 365 of the Bankruptcy Code, subject in all cases to the Members’ rights to assert such claims against us in one or more separate actions; provided that, any such claims are subordinate to all payments due to the lenders under a Commitment Facility.
A Member that defaults in respect of its remaining Capital Commitment may be subject to certain remedies, including forfeiture of its Units.
The NAV per Unit is calculated by the Administrator (as defined below) as of each Valuation Date pursuant to the procedures determined by the Investment Manager. Generally, the last business day of each calendar quarter or such other date designated by us to accept the purchase of Units, as determined in our sole discretion, is the “Valuation Date.” The NAV per Unit is determined by dividing the value of the total assets of the Company less the liabilities of the Company by the total number of Units outstanding as at any Valuation Date. Liabilities are determined based upon generally accepted accounting principles, subject to our right, in consultation with the Investment Manager, to provide reserves or holdbacks for estimated accrued expenses, liabilities or contingencies, including general reserves or holdbacks for unspecified contingencies (even if not required by generally accepted accounting principles). In calculating the NAV per unit, income and expenditure are treated as accruing from day-to-day.

In connection with any capital call, the per Unit price for the corresponding purchase of Units is determined by the Company in accordance with the policies described herein. In particular, in the event that Units are issued as of the first business day of a calendar quarter, the per Unit price of such Units is equal to the NAV per Unit established by the Company as of the immediately preceding Valuation Date (i.e., the last business day of the immediately preceding calendar quarter). In the event that Units are issued on any day that is not the first business day of the calendar quarter, we use the methods described above, to the extent reasonably possible, to determine the NAV per Unit as of such issuance date.

NAV Per Unit
December 31, 2022	$9.6439
September 30, 2023	$9.7369
Income
Our investment objective is to generate attractive risk-adjusted returns through investments primarily in loans secured by high quality commercial real estate properties located in the United States. The Investment Manager seeks to prioritize capital preservation and stable income for investors by building a portfolio of investments primarily through Directly Originated Loans secured by high-quality commercial real estate properties, including senior mortgage loans, mezzanine loans, and B-notes. Our investment strategy also allows for the acquisition of discounted loans with room to restructure in order to improve recoverability above the price paid or achieve an enhanced income stream. To a lesser extent, the Investment Manager invests in the following: legacy, new issue, and single-borrower CMBSs; commercial real estate-related securities; performing, sub-performing and non-performing/distressed loans; and net lease assets. While we focus mainly on loans directly secured by commercial real estate-related assets, we will also have the flexibility to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt, and may invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with the investment objective. This embedded diversification enables the Team to invest across real estate debt opportunities in various stages of an economic cycle, and to capitalize on dislocations in the markets over time.
We generate revenue in the form of cash dividends, interest and other similar cash distributions received by the Company in respect of its investments, as well as principal repayment or sale or distribution proceeds in respect of such investments.
Expenses
Our primary operating expenses include the payment of fees to the Investment Manager pursuant to the Management Agreement and the LLC Agreement, payment of fees to the Administrator pursuant to the Administration Agreement and reimbursement of the Investment Manager or its affiliates for Organizational Expenses. For a description of fees payable to our Investment Manager under the Management Agreement and the LLC Agreement, see Item 1. Business—Investment Manager Fees of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
We will reimburse the Investment Manager for Organizational Expenses. Pursuant to an Expense Limitation Agreement (as amended), the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap will be maintained until the third anniversary of the Initial Closing Date, which is November 5, 2024. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be reimbursed by the Company during the period of time following the end of the amortization period and ending on the third anniversary of the start of the amortization period, provided that no reimbursement payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, reserves for and costs associated with determining current expected credit losses, loan servicing fees and expenses and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operating of the Portfolio Investments will not be included as Company Expenses for purposes of calculating the expense cap.
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
Generally, Company Expenses (other than any expenses that we determine in our sole discretion should be reflected in the NAV of the Units held by a particular Member) are reflected in the NAV of Units of all of the Members on a pro rata basis. To the extent that Company Expenses are borne by the Investment Manager or its affiliates, we reimburse such party for such expenses.
Portfolio Summary
As of September 30, 2023, the Company had made investments in 10 floating rate loans with a loan balance of $554.2 million along with investments in two unconsolidated equity investments for an initial consideration of $74.7 million. These loans had a weighted average interest rate of 8.9% and weighted average remaining term of 1.45 years.
Portfolio Investment Activity
During the nine months ended September 30, 2023, the Company invested $284.8 million in three new loans.
Portfolio Information
The table below sets forth select information about the assets in the Company’s portfolio as of September 30, 2023:

Investment (in thousands)	Balance	Interest Rate at September 30, 2023	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 1	$41,276	8.39%	1/10/2024	First Lien	Multifamily	California
Loan 2	$41,440	8.94%	7/10/2025	First Lien	Industrial	Mississippi
Loan 3	$41,000	11.83%	3/10/2025	First Lien	Hospitality	California
Loan 4	$39,913	8.63%	5/10/2025	First Lien	Multifamily	New York
Loan 5	$52,437	9.58%	8/5/2024	First Lien	Office	Texas
Loan 6	$37,748	10.08%	7/5/2025	First Lien	Hospitality	California
Loan 7	$15,590	14.38%	3/10/2024	First Lien	Mixed Use	California
Loan 8	$34,498	8.83%	3/10/2026	First Lien	Industrial	Georgia
Loan 9	$165,300	7.58%	8/9/2024	First Lien	Student Housing	Various
Loan 10	$85,000	8.23%	9/10/2026	First Lien	Multifamily	Virginia
As of September 30, 2023, the Company held 7.16% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $8.0 million and $45.1 million, respectively.
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
In accordance with ASC 326 the Company is required to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. As of September 30, 2023 no borrowers were experiencing financial difficulty and no such disclosure was deemed necessary.

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
Deferred Financing Costs
The deferred financing costs that are included as a reduction in the net book value of the related liability on our balance sheets include issuance and other costs related to our debt obligations. These costs are amortized as interest e xpen
se using the effective interest method over the life of the related obligations.
Results of Operations
The following is a summary of the Company’s operating results for the three and nine months September 30, 2023 and 2022 (in thousands):

	For the Three months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022 (1)
Net interest income
Interest income net of amortization/accretion	$12,287	$4,225	$30,079	$7,522
Interest expense	(7,105)	(2,583)	(17,887)	(4,061)

Net interest income	5,182	1,673	12,192	3,461
Provision for credit losses	(410)	(346)	(1,286)	(1,633)

Net interest income after provision for credit losses	4,772	1,327	10,906	1,828
Operating Expenses:
Management fees (see Note 8)	621	393	1,539	750
Incentive fees (see Note 8)	385	91	1,067	91
Professional fees	268	277	900	711
Administration and custodian fees	74	48	202	109
Other expenses	4	8	40	13

Total operating expenses	1,352	817	3,748	1,675

Other Income:
Reimbursement—Investment Manager (see Note 8)	(47)	88	169	358
Waived management fees (see Note 8)	—	—	—	300
Income from equity method investments	1,589	1,642	4,939	1,818
Other income	195	10	334	27

Total other income	$1,737	$1,740	5,442	2,503

Net Income	5,157	2,250	$12,600	$2,656

Net income per unit (basic and diluted)	$0.29	$0.20	$0.85	$0.37
Weighted average units outstanding	18,024,113	11,253,028	14,897,713	7,104,557

(1)	Prior period conformed to current presentation

Net Interest Income (Loss)
Net interest income increased $8.7 million during the nine months ended September 30, 2023. The increase was due primarily to an increase in index rates, including LIBOR and Term SOFR, and outstanding principal balances net of portfolio financing.
Interest income increased $22.6 million during the nine months ended September 30, 2023. The increase was due primarily to a $248.6 million increase in weighted average principal balance of our loan portfolio, as a result of capital deployment from share issuance and financing proceeds.
Interest expense increased $13.8 million during the nine months ended September 30, 2023. The increase was driven by a $196.7 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.
Net interest income increased $3.5 million during the three months ended September 30, 2023. The increase was due primarily to an increase in index rates, including LIBOR and Term SOFR, and outstanding principal balances net of portfolio financing.
Interest income increased $8.0 million during the three months ended September 30, 2023. The increase was due primarily to a $257.7 million increase in weighted average principal balance of our loan portfolio, as a result of capital deployment from share issuance and financing proceeds.
Interest expense increased $4.5 million during the three months ended September 30, 2023. The increase was driven by a $170.4 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.
Operating Expenses
Total operating expenses increased by $2.1 million during the nine months ended September 30, 2023, as compared to the corresponding period for the previous fiscal year. This increase was primarily due to an increase of $0.8 million in Management Fees and $1.0 million in Incentive Fees.
Total operating expenses increased by $0.5 million during the three months ended September 30, 2023, as compared to the corresponding period for the previous fiscal year. This increase was primarily due to an increase of $0.2 million in Management Fees and $0.3 million in Incentive Fees.
Other Income
Total other income increased by $2.9 million during the nine months ended September 30, 2023, as compared to the corresponding period for the previous fiscal year. The increase was primarily driven by an increase of $3.1 million in income from equity method investments, which were funded in June 2022. The increase was partially offset by a $0.3 million decrease in management fee waivers which were in place for majority of the nine months of 2022 for certain Members.
Income from Equity Method Investments decreased by $0.05 million during the three months ended September 30, 2023.
Net Income (Loss)
During the nine months ended September 30, 2023, the net income was approximately $12.6 million, primarily driven by income from equity method investments and interest income, partially offset by the provision for credit losses and operating expenses.
During the nine months ended September 30, 2022, the net income was approximately $2.7 million, primarily driven by interest income and waivers of fees and expense reimbursements, partially offset by the provision for credit losses and operating expenses.
Cash Flows Provided by Operating Activities
For the nine months ended September 30, 2023, cash flows provided by operating activities were approximately $12.5 million, primarily
driven by net income and an increase in incentive fee payable, which were then primarily offset by the amortization of basis difference of equity method investments and a decrease in distribution payable.
Cash Flows Used by Investing Activities
For the nine months ended September 30, 2023, cash flows used by investing activities were approximately $276.2 million, primarily driven by the origination and purchase of mortgage loan receivables.

Cash Flows Provided by Financing Activities
For the nine months ended September 30, 2023, cash flows provided by financing activities were approximately $354.3 million, primarily driven by net line of credit borrowings, repurchase agreement borrowings, and proceeds from notes payable.
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

The Company’s primary use of funds from its Debt obligations is investments in Portfolio Investments, cash distributions to Members and the payment of operating expenses.
Cash and cash equivalents as of September 30, 2023, taken together with the Company’s uncalled Capital Commitments of $394.9 million and the potential for additional borrowings under the Company’s Credit Facility and the Company’s Repurchase Agreement, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.
State Street Credit Facility
On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders.
As of September 30, 2023, the Company had $96 million outstanding on the Credit Facility and the Company was in compliance with the terms of the Agreement. As of September 30, 2023, the remaining amount the Company could drawdown against the Credit Facility was $44.0 million. The Company intends to continue to utilize the Credit Facility on a revolving basis to fund investments and for other general corporate purposes.
Note Payable
On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A.

The Note has a maximum commitment of $125.6 million. As of September 30, 2023, the Company had $125.6 million outstanding on the Note.
Repurchase Agreement.
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
As of September 30, 2023, the Company had $186.9 million outstanding on the repurchase contract and the Company was in compliance with the terms of the Repurchase Agreement. As of September 30, 2023, the remaining amount the Company could utilize under the Repurchase Agreement was $13.1 million.
For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.
Off-Balance Sheet Arrangements
Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of September 30, 2023, refer to Note 10 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.
The Company is subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments. We do not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.
Other Contractual Obligations
We have entered into certain contracts under which we have material future commitments. We entered into a Management Agreement with the Investment Manager. Under the Management Agreement, the Investment Manager is responsible for:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. Because most of our investments bear interest at floating rates, an increase in interest rates could have a corresponding increase in our interest income that may offset any reduction in our net investment income. However, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
Assuming that the statement of assets and liabilities as of September 30, 2023, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates. The total outstanding amount of loan receivable assets and debt obligation liabilities subject to changes on floating interest rate are $554.2 million and $408.6 million, respectively.

Change in Interest Rates	Increase (Decrease in Interest Income)		Increase (Decrease) in Interest Expense		Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(5.5 million	)	$(4.1 million	)	$(1.5 million	)
Down 50 basis points	(2.8 million	)	(2.0 million	)	(728 thousand	)
Up 50 basis points	2.8 million		2.0 million		728 thousand
Up 100 basis points	5.5 million		4.1 million		1.5 million
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
Extension Risk
Extension risk is the risk that the Company’s assets are repaid at a slower rate than anticipated and generally increases when interest rates rise. In which case, to the extent the Company has financed the acquisition of an asset, the Company’s may have to finance its asset at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected, adversely impacting its net interest spread, and thus its net interest income.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended September 30, 2023, there have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.
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
Date: November 13, 2023

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director