Form 10-K
period 2023-12-31
AB Commercial Real Estate Private Debt Fund, LLC
filed 2024-04-01
CIK 1876255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2023, there was no established public market for the registrant’s common stock.
As of
April 1
, 2024, the registrant had 30,006,873 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The Investment Manager

We are a Delaware limited liability company managed by the Investment Manager, an SEC registered investment adviser. The team focused on managing the Company is comprised of investment and asset management professionals from AB’s Commercial Real Estate Debt Group (collectively, the “Team”). The 20 investment professionals on the Team have significant experience across all aspects of real estate transactions and capital structures, uniquely positioning us to source, underwrite, and manage investment opportunities throughout the real estate universe.

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

•

Peter J. Gordon is Chief Investment Officer and Head of US Commercial Real Estate Debt (CRED) in AB’s Real Estate Debt Group. CRED oversees nearly $10 billion in committed capital from insurance companies, pension funds and banks, across four vintage closed-end funds and various other institutional mandates. Gordon has been gaining experience in the US commercial real estate markets since 2001 and has also spent four years in construction management. Previously, he ran origination and was Managing Director of Commercial Real Estate Debt. Prior to joining the firm in 2016, Gordon served as managing director and head of commercial real estate (CRE) whole loan originations at Angelo, Gordon & Co., a global alternative investment-management firm, where he led the CRE whole loan team, responsible for sourcing, pricing, financing and structuring transactions as well as managing assets in the investment portfolio. Prior to that, Gordon was a senior member of the real estate finance and investment banking groups at both Goldman Sachs and Morgan Stanley, where he was involved in all aspects of commercial real estate lending, from originations for balance sheet and commercial mortgage-backed securities to loan structuring, syndication and securitization. Gordon holds a BS in mathematics from the University of St. Andrews in Scotland and an MBA from Columbia University.

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

Market Opportunity

The Team believes that current economic conditions and normalizing interest rate environment globally, combined with lenders reluctance to continue to extend indefinitely, create a compelling opportunity to generate a significant yield premium in commercial real estate debt. Lenders are globally experiencing stress in their existing commercial real estate loan book due to high interest rates and sticky inflation. This has shifted the focus to valuations and structural changes in property utilization. This uncertainty has led to an uneven recovery across markets and property types which is expected to create opportunities for experienced investing teams with expertise navigating a volatile macro market environment.

Demand for alternative lending capital continues to remain elevated, particularly on assets that faced disruption during the pandemic and are taking longer than expected to stabilize. Light value-add assets present an attractive opportunity as traditional lenders, such as banks and insurance companies, struggle to compete due to regulatory restrictions and lack of deep underwriting expertise. The supply of maturing loans over the next several years will be significant, generating consistent demand for mortgage loans, particularly on value-add/pre-stabilized assets. Additionally, the ability to acquire discounted loans from regional banks creates room to restructure/modify loan terms in order to improve recoverability above price paid. Borrowers increasingly favor more flexible institutional lending platforms that are solutions-oriented and have a demonstrated track record of success.

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

Investment Process

Having formed longstanding industry relationships with financial sponsors, developers, real estate operating companies, investment banks and brokers, the Team seeks to create a diversified portfolio of investments across various property types, geographies, deal sizes, financial sponsors, and business plan stages, focusing on those with strong underlying fundamentals and intrinsic value. With experience through multiple investment cycles, the Team will also seek to avoid situations involving potentially binary outcomes or excessive economic cycle risk.

Investments by the Company are subjected to a rigorous investment management process that has been established and is currently implemented by the Team. The Team’s risk-focused approach is rooted in detailed underwriting and in building portfolios with asymmetric risk-reward dynamics, focusing on capital preservation and downside protection. The Team will leverage its collective and diverse investment expertise and processes established and honed since 2013 to help produce compelling risk-adjusted returns.

An overview of the investment process is illustrated below:

1.

Transaction Sourcing & Screening Methodology: (i) Weekly pipeline/production calls to review potential deals overseen by senior Team members; (ii) Opportunities sourced by the Team from direct borrower relationships, repeat clients, and the CRE brokerage network; (iii) Screen transactions with a deal summary presentation identifying investment thesis, risk parameters and targeted return.

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

Financing

On December 14, 2021, the Company entered into a credit agreement (as it may be amended, the “State Street Credit Agreement”) to establish a revolving credit facility (the “State Street Credit Facility”) with State Street Bank and Trust Company as administrative bank (the “State Street Credit Facility Administrative Bank”) and as a lender, and any other lender that becomes a party to the State Street Credit Agreement in accordance with the terms of the State Street Credit Agreement, as lenders (the “State Street Credit Facility Lenders”). The State Street Credit Facility provides for borrowings in an aggregate amount of $65 million (the “State Street Credit Facility Maximum Commitment”), which may be increased from time to time upon request of the Company to an amount not exceeding $140 million. The State Street Credit Facility is currently scheduled to mature on December 10, 2024. See “Financial Condition, Liquidity and Capital Resources – State Street Credit Facility.” On December 12, 2023, the Company entered into an amendment (the “Amendment”) to the Agreement. The Amendment, among other changes, (i) extended the maturity date of the Credit Facility from December 12, 2023 to December 10, 2024 and (ii) increased the Borrowing Base from 60 percent of the aggregate Unfunded Capital Commitments to 70 percent of the aggregate Unfunded Capital Commitments.

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

On December 7, 2023, AB CRE PDF TNVA1 LLC (“TNVA1”), a wholly owned subsidiary of the Company entered into a Loan and Security Agreement (the “HSBC Loan and Security Agreement”) by and among TNVA1, as borrower, HSBC Bank USA, National Association (“HSBC”), as administrative agent for itself and the other lenders signatory thereto, and the lenders signatory thereto (the “HSBC Lenders”) as part of a “note-on-note” loan (the “HSBC TNVA1 Loan”) transaction. The HSBC Lenders have made the HSBC TNVA1 Loan in the aggregate principal amount of $151 million. The HSBC TNVA1 Loan generally bears interest at a rate per annum equal to the greater of (i) Term SOFR plus a margin of 2.25%, with a 0.0% floor on Term SOFR and (ii) 5.25%. The HSBC TNVA1 Loan is secured by a first priority security interest in certain collaterally assigned loans. In connection with the HSBC TNVA1 Loan, the Fund undertook obligations to guaranty the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 35% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $52.8 million. The HSBC Loan and Security Agreement includes customary covenants, reporting requirements, and other customary requirements applicable to the Company and TNVA1 and provides for events of default and acceleration provisions customary for a loan of its type. The HSBC TNVA1 Loan has an initial maturity date of December 7, 2026, unless the HSBC Loan and Security Agreement is either extended or sooner terminated in accordance with its terms.

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

Organization and Offering Expenses

We reimburse the Investment Manager for our organizational and offering expenses (“Organizational Expenses”). For the years ended December 31, 2023 and December 31 2022, the Investment Manager incurred a total of approximately $0 and $0, respectively, in documented organizational costs and expenses on our behalf. Each Member is solely responsible for its own legal and tax counsel and any out-of-pocket expenses incurred in connection with its investment in the Company.

Pursuant to an Expense Limitation Agreement (as amended), the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap will be maintained until the third anniversary of the Initial Closing. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be charged to the Company during the three year period that the cap is in place, provided that no such payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, and reserves for and costs associated with determining current expected credit losses, will not be included as Company Expenses for purposes of calculating the expense cap. For the years ended December 31, 2023 and December 31, 2022, the Company incurred expenses less than the expense cap totaling $0 and $.4 million, respectively. As of December 31, 2023 and December 31, 2022 the Company is owed reimbursements of $0 and $.9 million, respectively from the Investment Manager. The Expense Limitation Agreement was amended and restated on June 20, 2022 to, among other things, clarify that loan servicing fees and expenses, and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operation of the Portfolio Investments (as defined therein) are not to be included as Company Expenses (as defined therein) for purposes of calculating the Expense Cap (as defined therein).

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

NAV Per Unit
December 31, 2022	$9.6439
December 31, 2023	$9.6373

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

We are an emerging growth company until the earliest to occur of:

•	the last day of our fiscal year in which the fifth anniversary of an initial public offering of our units occurs;

•	the end of the fiscal year in which our total annual gross revenues first exceed $1.25 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

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

The following table sets forth the dividends declared and their related tax characterization for the fiscal tax years ended December 31, 2023 and December 31, 2022:

Fiscal Tax Year	Distributions Declared	Return of Capital	Dividends
Year ended December 31, 2023	100.00%	0.00%	100.00%
Year ended December 31, 2022	100.00%	18.28%	81.72%

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

The real estate industry generally and the success of our investment activities in particular will both be affected by general economic and market conditions, as well as by changes in applicable laws, currency exchange controls, and regional, national and international political and socioeconomic circumstances, some of which may also magnify the risks described in this Annual Report. Currently, the macroeconomic environment is characterized by high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. These factors may, for example, affect the level and range of investment prices and the liquidity of our Portfolio Investments, which could impair our profitability or result in losses. In addition, general fluctuations in market prices of commercial mortgage loans, securities and interest rates may adversely affect our investment opportunities and/or the value of and risks inherent in our Portfolio Investments.

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

General fluctuations in the market prices of securities and interest rates may adversely affect the value of our Portfolio Investments and/or increase the risks associated with one or more particular investments. The ability of borrowers to repay debt obligations (including making payments to us as a creditor with respect thereto) and/or to refinance debt securities may depend on their ability to obtain financing, including by selling new securities in the high-yield debt or bank financing markets, which may be difficult to access at favorable rates. Interest rate changes may also affect the value of a debt instrument directly (in the case of adjustable rate instruments) or indirectly (in the case of fixed rate instruments). In general, rising interest rates will negatively impact the price of a fixed rate debt instrument and falling interest rates will have a positive effect on price. Moreover increased inflation has in the past and could again in the future have an adverse impact on interest rates, which may negatively impact the cost of our Portfolio Investments’ variable rate debt and would likely negatively impact the cost of any variable rate debt that we obtain in the future.

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

Certain Regulatory, Legal, Tax and Operational Risks

We have no established investment criteria limiting the size of each investment we make in commercial real estate debt, real estate related equity and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of your investment in us could be significantly diminished

We are not limited in the size of any single investment we may make and certain of our commercial real estate debt, select equity and securities investments may represent a significant percentage of our assets. We may be unable to raise significant capital and invest in a diverse portfolio of assets which would increase our asset concentration risk. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of your investment in us being diminished. In addition, to the extent that we assume a large position in a single investment, our net asset value may fluctuate to a greater extent than if we invested in a more diversified portfolio of investments as a result of changes in the performance of or the market’s assessment of the investment.

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

The discontinuation and replacement of the London Interbank Offered Rate (“LIBOR”) may adversely affect the value of debt securities in the our portfolio or the cost of our borrowings.

Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate (“LIBOR”) continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex, and it could cause a disruption in the credit markets generally and could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain of our investments.

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

We are an “emerging growth company,” as defined in the JOBS Act, until the earliest of:

•	the last day of the fiscal year ending after the fifth anniversary of any initial public offer of our Units;

•	the year in which our total annual gross revenues first exceed $1.25 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

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

We may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity defaults or non-performance by financial institutions or transactional counterparties.

Our cash is held in accounts at U.S. banking institutions. Cash we hold in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our business, financial condition, results of operations, or prospects.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services or commercial real estate industries. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

We have processes in place to assess, identify, and manage material risks from cybersecurity threats. Our business is dependent on the communications and information systems of the Investment Manager and other third-party service providers. The Investment Manager manages our day-to-day operations and has implemented the Investment Manager’s Information Security Program (“ISP”) that applies to the Company and its operations.

We rely on the digital technology of the Investment Manager to conduct our business operations and engage with our clients and business partners. The technology that our Investment Manager, clients, and business partners rely upon becomes more complex over time as do threats to our business operations from cyber intrusions, denial of service attacks, manipulation and other cyber misconduct. Information Security is an ongoing process of exercising due care that is designed to protect corporate, client and employee information and systems from unauthorized access, destruction, disclosure, disruption and modification of use.

Through a combination of security, risk and compliance resources, the Investment Manager implements information security through a dedicated ISP that is intended to identify, assess and manage material risks from cybersecurity threats applicable to the Company, and which includes a focus on safeguarding information and assets from cyber threats, engaging in cyber threat monitoring and responding to actual or potential cyber incidents. Our ISP is led by the Investment Manager’s Chief Information Security Officer (“CISO”) who actively partners with the Investment Manager’s Chief Compliance Officer and Chief Risk Officer and, in turn, the Company’s Board and Secretary. Ultimately, we rely on the Investment Manager’s full enterprise risk framework, which includes the ISP, information technology, business continuity, resiliency and cybersecurity risk, in combination with a broader risk management team, including the Investment Manager’s Chief Security Officer.

The Investment Manager’s CISO, with assistance from internal and external resources, is responsible for implementing and providing oversight of the ISP that applies to the Company. The ISP employs a defense-in-depth strategy: an information assurance concept in which multiple layers of security controls are distributed throughout an operating environment. The concept manages risk with diverse defensive strategies, so that if one layer of defense fails, another layer of defense will attempt to compensate. The ISP features cybersecurity policies, standards and guidelines, committee governance, training, access controls and data controls.

The ISP, together with related risk and compliance resources, is designed to proactively manage the risk of threat from cybersecurity incidents through (i) implementing protocols to take cybersecurity considerations into account in adopting and onboarding our technology resources, (ii) monitoring IT controls to better ensure compliance with cybersecurity and other related legal and regulatory requirements, (iii) assessing adherence by critical and material third parties we partner with to ensure that the appropriate risk management standards are met, (iv) ensuring essential business functions remain available during a business disruption, and (v) regularly developing and updating response plans to address potential IT or cyber incidents should they occur. The Investment Manager’s security, risk and compliance resources are designed to prioritize IT and cybersecurity risk areas, identify solutions that minimize such risks, pursue optimal outcomes and maintain compliance standards. We also rely on the Investment Manager’s ISP to maintain an operation security function that has a real time response capability that triages potential incidents and triggers impact mitigation protocols.

Additionally, we rely on the Investment Manager to utilize third parties to conduct periodic cybersecurity assessments, including assessments impacting the Company, and the Investment Manager’s internal audit function includes certain cyber risk audits as part of any overall risk audit. We rely on the Investment Manager to review the recommendations and findings from those assessments and audits and implement corrective and other measures as appropriate and as may be relevant to the Company. The Investment Manager’s cybersecurity processes rely predominantly on internal resources, but also include important third party resources for certain matters, including the aforementioned assessments as well as our continuous cybersecurity threat monitoring and initial incident reporting system.

As part of the ISP that is applicable to the Company, the Investment Manager also performs cyber risk assessments on the Company’s critical and material third party vendors during onboarding and periodically thereafter.

During the reporting period, we have not had a cybersecurity incident that has materially affected, or was reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial condition. There are risks from cybersecurity threats that if they were to occur could materially affect our business strategy, results of operations or financial condition, including as discussed in “Item 1A. Risk factors – A failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively,” although we do not currently believe that such a result is reasonably likely.

Cyber Risk Governance

The Board provides strategic oversight over the Company generally, including oversight of risks associated with cybersecurity threats. The Investment Manager’s CISO and the Company’s Secretary periodically report to the Board on the status of the Investment Manager’s ISP, cybersecurity risks, risk management policies and risk assessment initiatives. Such reports particularly emphasize any material risks concerning the Company.

The Secretary of the Company relies on the Investment Manager’s Chief Compliance Officer to assist with assessing and managing material risks from cybersecurity threats. The Investment Manager’s Chief Compliance Officer has 12 years of experience in the financial services industry, and during such time has acquired relevant experience overseeing and actively managing cybersecurity and information security programs for financial services companies with complex information systems. The Company’s Secretary has been responsible for the general oversight function as Secretary to the Company since its inception and has worked in the financial services industry for 10 years.

Management is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with ISP personnel of the Investment Manager.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our Units. As of April 1, 2024 we had 30,006,873 units outstanding held by a total of approximately 1,778 Members.

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

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously reported by the Company on its current reports on Form 8-K, the Company did not sell any securities during the period covered by this Annual Report that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

None.

Item 6 [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes thereto contained elsewhere in this Annual Report

Overview

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

Portfolio Summary

As of December 31, 2023, the Company had made investments in eleven floating rate loans with a loan balance of $680.0 million, along with investments in two unconsolidated equity investments for an initial consideration of $74.7 million. These loans had a weighted average interest rate of 9.27% and weighted average remaining term of 1.32 years.

Portfolio Investment Activity

For the year ended December 31, 2023, the Company invested $412.2 million in four new loans.

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of December 31, 2023 (in 000’s):

Investment	Balance	Interest Rate at December 31, 2023	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 1	$41,276	8.42%	1/10/2024	First Lien	Multifamily	California
Loan 2	$41,440	8.97%	7/10/2025	First Lien	Industrial	Mississippi
Loan 3	$41,000	11.86%	3/10/2025	First Lien	Hospitality	California
Loan 4	$40,782	8.66%	5/10/2025	First Lien	Multifamily	New York
Loan 5	$54,328	9.60%	8/5/2024	First Lien	Office	Texas
Loan 6	$37,748	10.11%	7/5/2025	First Lien	Hospitality	California
Loan 7	$17,362	14.41%	3/10/2024	First Lien	Mixed Use	California
Loan 8	$34,498	8.86%	3/10/2026	First Lien	Industrial	Georgia
Loan 9	$162,503	7.61%	8/9/2024	First Lien	Student Housing	Various
Loan 10	$85,000	8.26%	9/10/2026	First Lien	Multifamily	Virginia
Loan 11	$124,100	10.86%	11/10/2025	First Lien	Mixed Use	Nashville

As of December 31, 2023, the Company held 7.18% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $6.0 million and $41.2 million respectively.

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

Critical Accounting Policies and Use of Estimates

This discussion of our operations is based upon our financial statements, which are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future financial statements.

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

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. There have been no non-accrual loans through December 31, 2023.

The allowance for credit losses was $5.3 million and $1.6 million at December 31, 2023 and December 31, 2022, respectively, and is included in the accompanying consolidated balance sheets. During the year ended December 31, 2023 this allowance was impacted by an increase of $3.7 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.

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

Management Fees

We accrue for the Management Fee and Incentive Fee as part of the quarterly valuation of the Company, or as otherwise provided in the LLC Agreement. For further detail see Note 8 in the accompanying financial statements.

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

Operations

The following table presents the results of our operations for the years ended December 31, 2023 and 2022, respectively (in 000’s):

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net interest income (loss)
Interest income net of amortization/accretion	$46,030	$13,001
Interest expense	(25,756)	(7,425)

Net interest income	20,274	5,576
Provision for credit losses	(3,672)	(1,231)

Net interest income (loss) after provision for credit losses	16,602	4,345

Operating expenses
Management fees	2,579	1,165
Incentive fees	1,547	268
Professional fees	1,197	902
Administration and custodian fees	319	165
Other expenses	92	18

Total operating expenses	5,734	2,518

Other income
Reimbursement – Investment Manager (see Note 8)	(5)	352
Waived Management Fees	—	300
Income from equity method investments	5,905	3,798
Other income	780	46

Total other income	6,680	4,496

Net income	$17,548	$6,323

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.94	0.77
Weighted average units outstanding	18,662,148	8,186,123

Net Interest Income (Loss)

For the year ended December 31, 2023, the Company’s net interest income was $16.6 million compared to $4.3 million for the year ended December 31, 2022. The increase period over period was primarily due to an increase of $33.0 million in interest income driven by the Company funding four additional loans in 2023, increasing our weighted average loan balance by $281.4 million relative to the year ended December 31, 2022. The increase was partially offset by the increase in interest expense by $18.3 million from an increased weighted average portfolio financing for the year ended December 31, 2023. The income for the period was positive as interest expense and the provision for credit losses did not exceed interest income net of amortization/accretion.

Operating Expenses

For the year ended December 31, 2023, operating expenses were $5.7 million compared to $2.5 million for the year ended December 31, 2022. The increase was primarily driven by an increase of $1.4 million in management fees along with an increase of $1.3 million in incentive fees earned by the Investment Manager.

Total Other Income

For the year ended December 31, 2023, total other income was $6.7 million compared to $4.5 million for the year ended December 31, 2022. The increase was primarily driven by an increase of $2.1 million in income from equity method investments because of increasing interest rates on the underlying loan portfolio in those vehicles. The increase was also driven by an increase of $0.7 million in other income from the investment of cash in a money market fund.

Cash Flows Provided by Operating Activities

For the year ended December 31, 2023, cash flows provided by operating activities were 18.3 million.

Cash Flows Used by Investing Activities

For the year ended December 31, 2023, cash flows used by investing activities were $395.0 million, primarily driven by expenditures to originate and purchase new loans.

Cash Flows Provided by Financing Activities

For the year ended December 31, 2023, cash flows provided by financing activities were $398.1 million, primarily driven by the issuance of common units, repurchase agreement net borrowings, net paydowns on the Company’s debt obligations.

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

Cash and cash equivalents as of December 31, 2023, taken together with the Company’s uncalled Capital Commitments of $339.0 million and the potential for additional borrowings under the Credit Facility, is expected to be sufficient for the Company’s investing activities, payment of distributions and to conduct the Company’s operations for at least the next twelve months.

Capital Commitments

The Company entered into separate subscription agreements with a number of investors for the Private Offering. Each investor will make a capital commitment (a “Capital Commitment”) to purchase Units pursuant to a subscription agreement (a “Subscription Agreement”). We refer to the initial date on which Capital Commitments were first accepted by or on behalf of the Company from Members as the “Initial Closing,” and each such date on which Capital Commitments are accepted as a “closing.” Thereafter, subsequent closings for additional Capital Commitments from new and existing Members may generally be held as of the end of the calendar quarter, subject to our discretion to hold closings at any other time. As of December 31, 2023, the Company received capital commitments of $626 million, of which $339 million remained unfunded.

For further details, see “Note 3. Capital Commitments,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of December 31, 2023, refer to Note 10 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

State Street Credit Facility

On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders. The maximum principal amount (the “Maximum Commitment”) of the Credit Facility was initially $65 million. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the Agreement. During February 2022 the Company increased the Maximum Commitment to $100 million. During September 2022 the Maximum Commitment was reduced to $65 million. During February 2023 the Maximum Commitment was increased to $100 million

Borrowings under the Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR (SOFR plus the applicable spread based upon the interest period one-month in the amount of .11448%, three-month in the amount of .26161% and six month in the amount of .42826%) for the applicable Interest Period; and (ii) with respect to reference rate loans, the reference rate in effect from day to day which is the Federal Funds Rate plus .11448% plus .50%.

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

On December 12, 2023, the Company entered into an amendment (the “Amendment”) to the Agreement. The Amendment, among other changes, (i) extended the maturity date of the Credit Facility from December 12, 2023 to December 10, 2024 and (ii) increased the Borrowing Base from 60 percent of the aggregate Unfunded Capital Commitments to 70 percent of the aggregate Unfunded Capital Commitments.

As of December 31, 2023, the Company had $0 outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Repurchase Agreement

On April 27, 2022, AB CRE PDF Member I LLC entered into a $150 million master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Repurchase Agreement, AB CRE PDF Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The expiration date of the Repurchase Agreement is April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement. During July 2022 the Company increased the Maximum Facility Amount to $200 million. For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

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

HSBC Loan

On December 7, 2023, AB CRE PDF TNVA1 LLC (“TNVA1”), a wholly owned subsidiary of the Company entered into a Loan and Security Agreement (the “HSBC Loan and Security Agreement”) by and among TNVA1, as borrower, HSBC Bank USA, National Association (“HSBC”), as administrative agent for itself and the other lenders signatory thereto, and the lenders signatory thereto (the “HSBC Lenders”) as part of a “note-on-note” loan (the “HSBC TNVA1 Loan”) transaction. The HSBC Lenders have made the HSBC TNVA1 Loan in the aggregate principal amount of $151 million. The HSBC TNVA1 Loan generally bears interest at a rate per annum equal to the greater of (i) Term SOFR plus a margin of 2.25%, with a 0.0% floor on Term SOFR and (ii) 5.25%. The HSBC TNVA1 Loan is secured by a first priority security interest in certain collaterally assigned loans. For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

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

Assuming that the statement of assets and liabilities as of December 31, 2023 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in 000’s).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(6,800.4)	$(4,463.6)	$(2,336.8)
Down 50 basis points	(3,400.1)	(2,231.8)	(1,168.3)
Up 50 basis points	3,400.1	2,231.8	1,168.3
Up 100 basis points	6,800.4	4,463.6	2,336.8

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

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of the Company’s principal executive and financial officers, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Name	Age
Matthew Bass	45
Peter J. Gordon	53
Edward Gellert	57
Marguerite Brogan	66

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors, and any persons holding more than 10% of its Units, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that during the fiscal year ended December 31, 2023, all Section 16(a) filing requirements applicable to the directors and Members of the Company were timely satisfied, except for one late Form 4 filing reporting one transaction for Peter Gordon.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 1, 2024, the beneficial ownership of Units of our directors and each person known to the Company to beneficially own 5.0% or more of the outstanding Units.

The percentage ownership is based on 30,006,873 Units outstanding as of April 1, 2024 As of such date, there were no Units subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Company’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Units beneficially owned. The address for each listed individual is c/o AB Commercial Real Estate Private Debt Fund, LLC, 1345 Avenue of the Americas, 41st Floor, New York, NY 10105.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Beneficial owners of 5% or more	—	*	%
Directors
Matthew Bass	—	*
Peter J. Gordon	5,001.179	*
Edward Gellert	3,253.309	*
Marguerite Brogan	3,760.740	*
All Directors as a group (4 persons)	12,015.228	*

*	Represents less than 1%

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

Management Agreement and LLC Agreement

We entered into the Management Agreement with the Investment Manager, pursuant to which we pay the Investment Manager a Management Fee for its services. In addition, pursuant to our LLC Agreement, we pay the Investment Manager an Incentive Fee for its services. The Investment Manager is responsible for, among other things, identifying, sourcing, evaluating and monitoring investment opportunities consistent with the investment objectives and policies discussed herein. The Investment Manager’s incentive fee is based, among other things, on the value of our investments and, therefore, there may be a conflict of interest when personnel of the Investment Manager are involved in the valuation process for our portfolio investments. For example, the terms of the Investment Manager’s Management Fee and Incentive Fee may create an incentive for the Investment Manager to approve and cause us to make more speculative investments that we would otherwise make in the absence of such fee structure. For the years ended December 31, 2023 and December 31, 2022, the Company incurred Management Fees of $2.6 million and $1.2 million, respectively, of which the Investment Manager waived $0 and $0.3 million, respectively). As of December 31, 2023, and December 31, 2022 the Management Fees payable amounted to $1.0 million and $0.9 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.

Transfer Agent Agreement

We entered into a transfer agent agreement with AllianceBernstein Investor Services, Inc., a subsidiary of the Investment Manager, pursuant to which AllianceBernstein Investor Services, Inc. acts as transfer agent of the Company. For the years ended December 31, 2023 and December 31, 2022 the Company incurred $.1 million and $0, respectively, pursuant to the transfer agent agreement.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (“PwC”) for professional services performed for the Company’s fiscal periods ended December 31, 2023 and 2022:

	Year Ended December 31, 2023	Period Ended December 31, 2022
Audit Fees	$555,000	$475,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$555,000	$475,000

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
Item 15. Exhibits and Financial Statement Schedules.
(a) Documents Filed as Part of this Report
The following financial statements are set forth in Item 8:

(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit No.	Description and Method of Filing

3.1	Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 (File No. 000-56320) filed with the SEC on September 21, 2021)

3.2	Second Amended and Restated Limited Liability Company Agreement of AB Commercial Real Estate Private Debt Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on June 21, 2022)

4.1	Description of Securities of AB Commercial Real Estate Private Debt Fund, LLC

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56320) filed with the SEC on September 21, 2021)

10.2	Second Amended and Restated Investment Management Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on June 21, 2022)

10.3	Master Administrative Services Agreement, dated October 28, 2021, by and between International Fund Services (N.A.), L.L.C. and the Company

10.4	Amended and Restated Expense Limitation Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on June 21, 2022)

10.5	Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56320) filed with the SEC on September 21, 2021)

10.6	Credit Agreement, dated December 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on December 20, 2021)

10.7	Master Repurchase and Securities Contract Agreement, dated April 27, 2022, among AB CRE PDF Member I LLC, as Seller, Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent and the financial institutions referred to therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on April 29, 2022)

10.8	Loan and Security Agreement, dated March 31, 2023, by and between AB CRE PDF ATHENA LLC, as Borrower, Citibank, N.A., as Class A Lender, and AB Commercial Real Estate Private Debt Fund, LLC, as Subordinated Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-56320) filed with the SEC on May 11, 2023)

10.9	Loan and Security Agreement, dated as of December 7, 2023, by and among AB CRE PDF TNVA1 LLC, as Borrower, HSBC Bank USA, National Association, as administrative agent for itself and the other Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on December 13, 2023)

10.10	Second Amendment to Revolving Credit Agreement, dated as of December 12, 2023, by and among the Fund, as Borrower, and State Street Bank and Trust Company, as the administrative bank and as a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on December 15, 2023)

21.1	Subsidiaries of AB Commercial Real Estate Private Debt Fund, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCHS	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

Date: April 1, 2024

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 1, 2024	By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director

Date: April 1, 2024	By:	/s/ Marguerite Brogan
Marguerite Brogan
Vice President and Director

Date: April 1, 2024	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: April 1, 2024	By:	/s/ Edward Gellert
Edward Gellert
Director

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Members of AB Commercial Real Estate Private Debt Fund, LLC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AB Commercial Real Estate Private Debt Fund, LLC and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of changes in members’ capital and of cash flows for the years ended December 31, 2023 and 2022, and for the period from June 1, 2021 to December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash f low
s for the years ended December 31, 2023 and 2022, and for the period from June 1, 2021 to December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ PricewaterhouseCoopers LLP

New York, New York
April 1, 2024
We have served as the Company’s auditor since 2021.

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Balance Sheets (in ‘000s)

	December 31, 2023	December 31, 2022
Assets
Loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	$675,211	$264,896
Allowance for credit losses	(5,275)	(1,603)
Equity method investments	47,251	58,539
Cash and cash equivalents	26,622	5,199
Accrued interest receivable	3,750	1,415
Other assets	111	—
Reimbursement receivable (see Note 8)	—	890
Deferred financing costs, net	1,519	742

Total assets	$749,189	$330,078

Liabilities and Members’ Capital
Liabilities
Credit facility	$—	$52,800
Repurchase agreement	186,945	158,653
Notes payable	259,417	—
Distribution payable	8,233	4,904
Related party payables and accrued expenses (See Note 8)	141	63
Incentive fee payable (see Note 8)	1,547	268
Management fee payable (see Note 8)	1,041	865
Accounts payable and accrued expenses	2,573	2,077
Other liabilities	108	276

Total Liabilities	$460,005	$219,906

Commitments and contingencies (see Note 11)	—	—
Members’ capital
Common units (30,006,873 and 11,424,012 units issued and outstanding at December 31, 2023 and 2022, respectively)	$294,615	$112,603
Distributions in excess of earnings	(5,431)	(2,431)

Total members’ capital	289,184	110,172

Total liabilities and members’ capital	$749,189	$330,078

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Income (in ‘000s)

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the period from June 1, 2021 (Formation) to December 31, 2021
Net interest income
Interest income net of amortization/accretion	$46,030	$13,001	$79
Interest expense	(25,756)	(7,425)	(70)

Net interest income	20,274	5,576	9
Provision for credit losses	(3,672)	(1,231)	(372)

Net interest income after provision for credit losses	16,602	4,345	(363)
Operating Expenses:
Management fees	2,579	1,165	32
Incentive fees	1,547	268	—
Professional fees	1,197	902	226
Administration and custodian fees	319	165	36
Other expenses	92	18	289

Total operating expenses	5,734	2,518	583

Other Income:
Reimbursement—Investment Manager (see Note 8)	(5)	352	538
Waived management fees	—	300	32
Income from equity method investments	5,905	3,798	—
Other income	780	46	—

Total Other Income	6,680	4,496	570
Net Income (Loss)	$17,548	$6,323	$(376)

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	$0.94	$0.77	$(0.18)
Weighted average units outstanding	18,662,148	8,186,123	2,120,510
The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Changes in Members’ Capital (in ‘000s)

	Common Units		Distributions in Excess of Earnings	Total Members’ Capital
	Units	Paid in Capital
Members’ capital at June 1, 2021 (Formation)	—	$—	$—	$—
Issuance of common units	2,120,510	21,205	—	21,205
Net Loss	—	—	(376)	(376)
Members’ capital at December 31, 2021	2,120,510	$21,205	$(376)	$20,829

Issuance of common units	9,303,502	91,398	—	91,398
Net Income	—	—	6,323	6,323
Distributions declared	—	—	(8,378)	(8,378)

Members’ capital at December 31, 2022	11,424,012	$112,603	$(2,431)	$110,172

Issuance of common units	18,582,861	182,012	—	182,012
Net Income	—	—	17,548	17,548
Distributions declared	—	—	(20,548)	(20,548)

Members’ capital at December 31, 2023	30,006,873	$294,615	$(5,431)	$289,184

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Cash Flows (in ‘000s)

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from June 1, 2021 (Formation) to December 31, 2021
Cash flows from operating activities
Net income (loss)	$17,548	$6,323	$(376)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(3,200)	(723)	(9)
Income from equity method investments	(5,905)	(3,074)	—
Distributions of earnings from equity method investments	5,059	1,715	—
Amortization of deferred financing costs	807	788	34
Provision for credit losses	3,672	1,231	372
Increase or decrease in operating assets and liabilities:
(Increase) in accrued interest receivable	(2,335)	(1,345)	(70)
(Increase) in other assets	(113)	—	—
Decrease (increase) in prepaid expenses	—	179	(179)
Decrease (Increase) in reimbursement receivable	933	(352)	(538)
Increase in management fees payable	177	865	—
Increase in accounts payable and accrued expenses	497	1,536	541
Increase in related party payables and accrued expenses	35	33	30
Increase in incentive fees payable	1,279	268	—
(Decrease) increase in other liabilities	(168)	(134)	410

Net cash provided by operating activities	18,286	7,310	215
Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(412,172)	(181,641)	(82,523)
Repayment of mortgage loan receivables	5,057
Purchase of equity method investments	—	(74,652)	—
Distributions from equity method investments in excess of earnings	12,136	17,474	—

Net cash (used in) investing activities	(394,979)	(238,819)	(82,523)
Cash flows from financing activities
Issuance of common units	182,012	91,398	21,205
Distributions paid	(17,220)	(3,474)	—
Line of credit borrowings	307,300	145,300	64,400
Line of credit paydowns	(360,100)	(156,900)	—
Repurchase agreement borrowings	30,099	159,005	—
Repurchase agreement paydowns	(1,808)	(353)	—
Notes payable borrowings	261,544	—	—
Notes payable paydowns	(2,126)	—	—
Deferred financing costs paid	(1,585)	(1,377)	(188)

Net cash provided by financing activities	398,116	233,599	85,417

Net increase in cash and cash equivalents	21,423	2,090	3,109
Cash and cash equivalents, beginning of period	5,199	3,109	—

Cash and cash equivalents, end of period	$26,622	$5,199	$3,109

Supplemental financing activities
Cash paid during the period for interest	$23,977	$5,882	$—
Noncash financing activities
Increase in distribution payable	$3,329	$4,904	$—

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC
Notes to the Consolidated Financial Statements
December 31, 2023

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
The Company will generally consolidate entities (i) it controls through either majority ownership or voting rights or (ii) management determines that the Company is the primary beneficiary of entities deemed to be variable interest entities (“VIEs”). Accordingly, the Company consolidated the results of its subsidiary (AB CRE PDF Member I LLC and AB CRE PDF TNVA1 LLC, wholly owned entities formed to hold assets and be the borrowers under the Company’s debt obligations—see Note 7) in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. There have been no non-accrual loans through December 31, 2023.
The allowance for credit losses was $5.3 million and $1.6 million at December 31, 2023 and December 31, 2022, respectively, and is included in the accompanying consolidated balance sheets. During the year ended December 31, 2023 this allowance was impacted by an increase of $3.7 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.
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

Repurchase Agreements
The Company finances certain of its mortgage loan receivables using repurchase agreements. Under a repurchase agreement, an asset is sold to a counterparty to be repurchased at a future date at a predetermined price. The Company accounts for these repurchase agreements as financings under Accounting Standards Codification 860-10-40.
Revenue Recognition
Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent amounts are expected to be collected. Original issue discount and market discount or premium are capitalized and are accreted or amortized into income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan based using the effective interest method up to the maturity date of the loan. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as income.
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

Recent Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02 Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, (“ASU 2022-02”). ASU 2022-02 eliminates the recognition and measurement guidance for troubled debt restructuring for creditors that have adopted Accounting Standards Codification 326 (“ASC Topic 326”) and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. Early adoption is permitted and is effective for fiscal years beginning after December 15, 2022. The Company has adopted the standard effective January 1, 2023. The adoption did not have an impact on the Company’s consolidated financial statements.

3.	Capital Commitments
The following information sets forth the capital commitments of the Company as of December 31, 2023 and December 31, 2022 (in ‘000s):

	As of December 31, 2023	As of December 31, 2022
Capital Commitments	$626,104	$525,317
Capital Funded (1)	287,117	111,193

Unfunded Capital Commitments	$338,987	$414,124

(1)	Excludes cumulative amounts reinvested totaling $7.5 million and $1.4 million as of December 31, 2023 and December 31, 2022, respectively.
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

4.	Loan Receivables Held for Investment
The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2023 (in ‘000s):

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at December 31, 2023	Interest rate at December 31, 2023 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$41,648	$41,276	SOFR+3.06%	$41,270	8.42%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	48,325	41,440	SOFR+3.61%	41,224	8.97%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR+6.50%	40,822	11.86%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500	40,782	SOFR+3.30%	40,591	8.66%	5/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	54,328	SOFR+4.25%	54,157	9.60%	8/5/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	37,748	37,748	SOFR+4.75%	37,583	10.11%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	17,362	SOFR+9.05%	17,325	14.41%	3/10/2024	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	34,498	SOFR+3.50%	34,227	8.86%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	162,503	162,503	SOFR+2.25%	161,044	7.61%	8/9/2024	Interest only
Loan 10	Loan origination	Multifamily	8/31/2023	86,300	85,000	SOFR+2.90%	84,222	8.26%	9/10/2026	Interest only
Loan 11	Loan origination	Mixed Use	11/2/2023	146,000	124,100	SOFR+5.50%	122,746	10.86%	11/10/2025	Interest only

Total				$723,733	$680,037		$675,211

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2023.
Loan 1 was modified in January 2024 with the maturity extended through January 10, 2025 in exchange for a $
12
million paydown of the loan and other consideration.
Loan 7 was extended in March 2024 with the maturity extended through April 10, 2024 to allow for further negotiation on a modification.
The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2022 (in ‘000s):

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at December 31, 2022	Interest rate at December 31, 2022 (1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$41,648	$40,780	SOFR+3.06%	$40,569	7.35%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	50,585	43,700	SOFR+3.61%	43,331	7.90%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR+6.50%	40,685	10.78%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500	37,920	SOFR+3.30%	37,597	7.58%	5/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	51,067	SOFR+4.25%	50,628	8.43%	8/5/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	37,748	37,748	SOFR+4.75%	37,472	9.03%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	14,834	SOFR+9.05%	14,614	13.34%	3/10/2024	Interest only

Total				$295,390	$267,049		$264,896

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2022.

5.	Equity Method Investments
As of December 31, 2023, the Company held 7.18% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $6.0 million and $41.2 million, respectively. As of December 31, 2022, the carrying value was $11.6 million and $46.9 million, respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.
At December 31, 2023 and 2022, the unamortized basis differences of the Company’s equity investments were $1.3 million and $2.9 million. At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimated life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the years ended December 31, 2023 and 2022, in the amount of $1.6 million and $2.1 million, respectively.
Summarized financial information for the equity method investments as of September 30, 2023 and September 30, 2022 (balance sheet) and for the twelve months ended September 30, 2023 (statement of income) is as follows (in ‘000s):

Balance Sheet	As of September 30, 2023	As of September 30, 2022
Assets
Investments in mortgage loans	$704,210	$924,020
Cash and cash equivalents	75,768	100,787
Other assets	10,126	8,549

Total assets	790,104	1,033,356
Liabilities
Accrued expenses	800	1,932
Other liabilities	1,714	4,077

Total liabilities	$2,514	$6,009

Total equity	$787,590	$1,027,347

Total liabilities and equity	$790,104	$1,033,356

Statement of Income	For the Twelve Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Total income	$73,202	$27,325
Total expenses	7,439	4,303

Net investment income	65,763	23,022
Net realized loss	774	(7,782)
Net change in unrealized depreciation	(10,491)	4,148

Net income	$56,046	$19,388

6.	Fair Value of Financial Instruments
Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2023, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$675,211	$—	$—	$678,586	$678,586

	$675,211	$—	$—	$678,586	$678,586

Liabilities
Line of credit payable	$—	$—	$—	$—	$—
Repurchase agreement	186,945	—	—	186,945	186,945
Note Payable	123,502	—	—	123,502	123,502
HSBC Loan	135,915	—	—	135,915	135,915

	$446,362	$—	$—	$446,362	$446,362

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
The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of December 31, 2023, are the discount rates and range from 2.45% to 6.83%.
Fair values of the liabilities presented above approximate their carrying value as of December 31, 2023 because interest rates approximate the discount rates used in calculating the fair value of the investments. The fair value for the Line of Credit is based on pricing that reflects current market rates to extend the facility.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2022 and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$264,896	$—	$—	$267,257	$267,257

	$264,896	$—	$—	$267,257	$267,257

Liabilities
Line of credit payable	$52,800	$—	$—	$52,800	$52,800
Repurchase agreement	158,653	—	—	158,653	158,653

	$211,453	$—	$—	$211,453	$211,453

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

7.	Debt Obligations
Summarized Debt Obligations
The following table summarizes the Company’s debt obligations (in ‘000s)

Debt Obligation	Outstanding Balance as of December 31, 2023	Outstanding Balance as of December 31, 2022	Interest Rate at December 31, 2023 (1)	Interest Expense For the Year Ended December 31, 2023	Interest Payable as of December 31, 2023	Value of Underlying Collateral as of December 31, 2023
Credit facility	$—	$52,800	0.00%	$4,504	$177	$	N/A
Repurchase agreement	186,945	158,653	7.70%	13,495	680		250,072
Note Payable	123,502	—	6.56%	6,150	384		162,503
HSBC Loan	135,915	—	7.61%	718	489		209,100

Total	$446,362	$211,453		$24,867	$1,730		$621,674

(1)
The above rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of December 31, 2023.

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
The maximum principal amount (the “Maximum Commitment”) of the Credit Facility was $65 million. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the Agreement. During February 2022 the Company increased the Maximum Commitment to $100 million. During September 2022 the Maximum Commitment was reduced to $65 million. During February 2023 the Maximum Commitment was increased to $100 million
Borrowings under the Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR (SOFR plus the applicable spread based upon the interest period one-month in the amount of .11448%, three-month in the amount of .26161% and six month in the amount of .42826%) for the applicable Interest Period; and (ii) with respect to reference rate loans, the reference rate in effect from day to day which is the Federal Funds Rate plus .11448% plus .50%.
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
On December 12, 2023, the Company entered into an amendment (the “Amendment”) to the Agreement. The Amendment, among other changes, (i) extended the maturity date of the Credit Facility from December 12, 2023 to December 10, 2024 and (ii) increased the Borrowing Base from 60 percent of the aggregate Unfunded Capital Commitments to 70 percent of the aggregate Unfunded Capital Commitments.
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
HSBC Loan
On December 7, 2023, AB CRE PDF TNVA1 LLC (“TNVA1”), a wholly owned subsidiary of the Company entered into a Loan and Security Agreement (the “HSBC Loan and Security Agreement”) by and among TNVA1, as borrower, HSBC Bank USA, National Association (“HSBC”), as administrative agent for itself and the other lenders signatory thereto, and the lenders signatory thereto (the “HSBC Lenders”) as part of a “note-on-note” loan (the “HSBC TNVA1 Loan”) transaction.
The HSBC Lenders have made the HSBC TNVA1 Loan in the aggregate principal amount of $151 million. The HSBC TNVA1 Loan generally bears interest at a rate per annum equal to the greater of (i) Term SOFR plus a margin of 2.25%, with a 0.0% floor on Term SOFR and (ii) 5.25%. The HSBC TNVA1 Loan is secured by a first priority security interest in certain collaterally assigned loans.
In connection with the HSBC TNVA1 Loan, the Fund undertook obligations to guaranty the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 35% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $52.8 million.
The HSBC Loan and Security Agreement includes customary covenants, reporting requirements, and other customary requirements applicable to the Company and TNVA1 and provides for events of default and acceleration provisions customary for a loan of its type.
The HSBC TNVA1 Loan has an initial maturity date of December 7, 2026, unless the HSBC Loan and Security Agreement is either extended or sooner terminated in accordance with its terms.
Combined Maturity of Debt Obligations
The following schedule reflects the Company’s contractual payments under all borrowings by maturity (in ‘000s):

Year ending December 31,	Borrowing by Maturity
2024	$—
2025	186,945
2026	259,417
2027	—
2028	—

Total	$446,362

8.	Related Party Transactions
Management Fee
The Company has entered into an investment management agreement, as amended and restated on June 20, 2022, (as amended, the “Management Agreement”) with the Investment Manager. Pursuant to the Management Agreement the Company will pay the Investment Manager, on a quarterly basis, a management fee (the “Management Fee”) in respect of each Member, in arrears, equal to the Applicable Percentage (as defined below) of such Member multiplied by the sum of (i) the net asset value (“NAV”) of the Units and (ii) the product of (a) all unfunded commitment amounts under any investments (“Portfolio Investments”) with ongoing funding obligations (e.g., delayed-draw term loans) and (b) the Indebtedness Fraction (as defined below), each of (i) and (ii) as of the last day of each calendar quarter. The Management Fee shall not be charged with respect to any portion of the Company’s assets that are attributable to direct leverage. The “Indebtedness Fraction” means an amount equal to one minus a fraction, the numerator of which is the total outstanding portfolio level indebtedness of the Company, and the denominator of which is the principal amount of any Portfolio Investments held by the Company. The portfolio indebtedness used to calculate the ratio includes the debt obligations noted in the accompanying balance sheet. The Investment Management Agreement clarifies that loan servicing fees and expenses, and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operation of the Portfolio Investments (as defined therein) are not to be included as Company Expenses (as defined therein) for purposes of calculating the Organizational Expenses and Company Expenses limit.
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
The Management Fee charged with respect to a Member will be prorated for any capital contribution or repurchase of Units, as defined by the Management Agreement, that is effective other than as of the first day of a calendar quarter.
The Investment Manager may, in its discretion, reduce, waive or calculate differently the Management Fee charged at the Company level with regard to the Units held by certain Members, including, without limitation, a related party investor (“Related Investor”), so long as such reduction, waiver or calculation does not result in a preferential dividend under Section 562(c) of the Code.
For the years ended December 31, 2023 and 2022, the Company incurred Management Fees of $2.6 million and $1.2 million, respectively, of which the Investment Manager waived $0 and $0.3 million, respectively. As of December 31, 2023, and December 31, 2022 the Management Fees payable amounted to $1.0 million and $0.9 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.
Investment Activity
As disclosed in Note 5, the Company holds interests in AB CRED II and AB CRED III, affiliated entities of the Company and unconsolidated joint ventures.
During the year ended December 31, 2022, the Company purchased Loan 6 and Loan 7 from a related party which remain outstanding as of December 31, 2023.
An affiliate of the Investment Manager previously originated a loan to an unaffiliated borrower in 2019 secured by the same collateral as Loan 11. The unaffiliated borrower used the refinancing proceeds from Loan 11 to repay the loan of the affiliate of the Investment Manager.

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
For the years ended December 31, 2023 and 2022, the Company incurred Incentive Fees of $1.5 million and $0.3 million, respectively of which the Investment Manager waived $0 and $0, respectively. As of December 31, 2023 and December 31, 2022 the Incentive Fees payable amounted to $1.5 million and $0.3 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.
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
For the years ended December 31, 2023 and 2022, the Company incurred expenses in excess of the Expense Cap totaling $0 million and $0.4 million, respectively. As of December 31, 2023 and December 31, 2022 the Company is owed reimbursements of $0 million and $0.9 million, respectively, from the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be fully paid by at the third anniversary of the initial closing or as soon as practical.

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
The following table sets forth the dividends declared and their related tax characterization for the fiscal tax years ended December 31, 2023 and December 31, 2022:

Fiscal Tax Year	Distributions Declared	Return of Capital	Dividends
Year ended December 31, 2023	100.00%	0.00%	100.00%
Year ended December 31, 2022	100.00%	18.28%	81.72%

11.	Commitments and Contingencies
Commitments
The Company may enter into commitments to fund investments. As of December 31, 2023 and December 31, 2022, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of December 31, 2023 (in ‘000s):

Investment	Expiration Date	Unfunded Commitment
Loan 1	1/10/2024	$372
Loan 2	7/10/2025	6,885
Loan 3	3/10/2025	1,750
Loan 4	5/10/2025	718
Loan 5	8/5/2024	1,607
Loan 6	7/5/2025	—
Loan 7	3/10/2024	7,862
Loan 8	3/10/2026	1,302
Loan 9	8/9/2024	—
Loan 10	9/10/2026	1,300
Loan 11	11/10/2025	21,900

Total		$43,696

As of December 31, 2023, the Company is subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.

The Company had the following unfunded commitments by investment as of December 31, 2022 (in ‘000s):

Investment	Expiration Date	Unfunded Commitment
Loan 1	1/10/2024	$868
Loan 2	7/10/2025	6,885
Loan 3	3/10/2025	1,750
Loan 4	5/10/2025	3,580
Loan 5	8/5/2024	4,868
Loan 6	7/5/2025	—
Loan 7	3/10/2024	10,390

Total		$28,341

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
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that final outcome of such matters will not have a material adverse effect on the financial position of, results of operations or liquidity of the Company.

12.	Economic Dependency
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

13.	Subsequent Events
Subsequent events after the balance sheet date have been evaluated through the date the consolidated financial statements were issued.
Loan 1 was modified in January 2024 with the maturity extended through January 10, 2025 in exchange for a $12 million paydown of the loan and other consideration.
Loan 7 was extended in March 2024 with the maturity extended through April 10, 2024 to allow for further negotiation on a modification.