Form 10-Q
period 2024-03-31
AB Commercial Real Estate Private Debt Fund, LLC
filed 2024-05-10
CIK 1876255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-56320

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	87-1137341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2024, the registrant had 30,317,776.69 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
None.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC FORM

10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

Item 1.	Financial Statements
AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Balance Sheets
(in thousands)

	As of March 31, 2024 (unaudited)	As of December 31, 2023
Assets
Loan receivables held for investments, net, at amortized cost
Mortgage loans receivable	$667,099	$675,211
Allowance for credit losses	(8,439)	(5,275)
Equity method investments	46,740	47,251
Cash and cash equivalents	30,297	26,622
Accrued interest receivable	3,680	3,750
Other assets	132	111
Deferred financing costs, net	1,313	1,519

Total assets	$740,822	$749,189
Liabilities and Members’ Capital
Liabilities
Repurchase agreement	$177,345	$186,945
Notes payable	259,417	259,417
Distribution payable	8,143	8,233
Related party payables and accrued expenses (See Note 8)	76	141
Reimbursement payable (see Note 8)	147	—
Incentive fee payable (see Note 8)	2,296	1,547
Management fee payable (see Note 8)	2,073	1,041
Accounts payable and accrued expenses	2,789	2,573
Other liabilities	517	108

Total Liabilities	$452,803	$460,005

Commitments and contingencies (see Note 10)	—	—
Members’ capital
Common units (30,317,777 and 30,006,873 units issued and outstanding at March 31, 2024 and December 31, 2023, respectively)	297,602	$294,615
Distributions in excess of earnings	(9,583)	(5,431)

Total member’s capital	288,019	289,184
Total liabilities and members’ capital	740,822	$749,189

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Income
(in thousands except unit and per unit data) (Unaudited)

	For the Three months Ended March 31,
	2024	2023
Net interest income
Interest income net of amortization/accretion	16,757	$6,647
Interest expense	(8,394)	(4,043)

Net interest income	8,363	2,604
Provision for credit losses	(3,164)	(1,025)

Net interest income after provision for credit losses	5,199	1,579

Operating Expenses:
Management fees (see Note 8)	1,033	398
Incentive fees (see Note 8)	749	259
Professional fees	269	231
Administration and custodian fees	249	59
Other expenses	3	3

Total operating expenses	2,303	950

Other Income:
Reimbursement - Investment Manager (see Note 8)	(104)	38
Waived management fees (see Note 8)	—	—
Income from equity method investments	609	1,731
Other income	590	31

Total other income	1,095	1,800

Net Income	3,991	2,429

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	$0.13	$0.21
Weighted average units outstanding	30,207,639	11,536,368
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Changes in Members’ Capital
(in thousands) (Unaudited)

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2023	30,006,873	$294,615	$(5,431)	$289,184
Issuance of common units	310,904	2,987	—	2,987
Redemption of common units	—	—	—	—
Net Income	—	—	3,991	3,991
Distributions declared	—	—	(8,143)	(8,143)

Members capital at March 31, 2024	30,317,777	$297,602	$(9,583)	$288,019

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2022	11,424,012	$112,603	$(2,431)	$110,172
Issuance of common units	174,346	1,682	—	1,682
Net Income	—	—	2,429	2,429
Distributions declared			(2,592)	(2,592)

Members capital at March 31, 2023	11,598,358	$114,285	$(2,594)	$111,691

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash flows from operating activities
Net income	$3,991	$2,429
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(936)	(175)
Income from equity method investments	(609)	(1,127)
Distributions of earnings from equity method investments	1,120	1,127
Amortization of deferred financing costs	241	220
Provision for credit loss	3,164	1,025
Increase or decrease in operating assets and liabilities:
(Increase) in accrued interest receivable	70	(379)
(Increase) in other assets	(21)	(10)
Increase in prepaid expenses	—	—
Decrease (increase) in reimbursement receivable	147	(38)
(Decrease) increase in related party payables and accrued expenses	(65)	8
Increase in incentive fee payable	749	259
Increase in management fee payable	1,032	398
Increase in accounts payable and accrued expenses	217	433
Decrease (increase) in other liabilities	410	(199)

Net cash provided by (used in) operating activities	9,510	3,971
Cash flows from investing activities
Origination, purchase, and drawdown of mortgage loan receivables	(2,953)	(198,196)
Repayment of mortgage loan receivables	12,000	—
Distributions from equity method investments in excess of earnings	—	1,842

Net cash provided by (used in) investing activities	9,047	(196,354)
Cash flows from financing activities
Issuance of common units	2,987	1,682
Distributions paid	(8,233)	(4,904)
Line of credit borrowings	—	230,128
Line of credit paydowns	—	(59,800)
Repurchase agreement borrowings	—	25,746
Repurchase agreement paydowns	(9,600)	—
Deferred financing costs paid	(36)	(128)

Net cash provided by (used in) financing activities	(14,882)	192,724

Net increase in cash and cash equivalents	3,675	341
Cash and cash equivalents and restricted cash, beginning of period	26,622	5,199

Cash and cash equivalents and restricted cash, end of period	$30,297	$5,540

Supplemental financing activities
Cash paid during the period for interest	$8,357	$3,566
See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Notes to Financial Statements
March 31, 2024

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

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. There have been no non-accrual loans through March 31, 2024.
The allowance for credit losses was $8.4 million and $5.3 million at March 31, 2024 and December 31, 2023, respectively, and is included in the accompanying consolidated balance sheets. During the three ended March 31, 2024 and 2023, respectively, this allowance was impacted by an increase of $3.1 million and $1.0 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.
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

3.	Capital Commitments
The following information sets forth the total capital committed to the Company as of March 31, 2024 and December 31, 2023 (in ‘000s):

	As of March 31, 2024	As of December 31, 2023
Capital Commitments	$685,906	$626,104
Cumulative Capital Funded (1)	287,117	287,117

Unfunded Capital Commitments	$398,789	$338,987

(1)	Excludes cumulative amounts reinvested totaling $ 10.5 million and $ 7.5 million as of March 31, 2024 and December 31, 2023, respectively.

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

4.	Loan Receivables Held for Investment
The following table summarizes the Company’s investments in loan receivables held for investment as of March 31, 2024 (in ‘000s):

Investment (in thousands)	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at March 31,	Interest rate at March 31, 2024(1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$29,275	$29,275	SOFR+ 3.06%	$29,204	8.33%	1/10/2025	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	48,325	41,440	SOFR+ 3.61%	41,259	8.93%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR+ 6.50%	40,858	11.82%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500	40,782	SOFR+ 3.30%	40,626	8.62%	5/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	55,803	SOFR+ 4.25%	55,703	9.57%	8/5/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	37,748	37,748	SOFR+ 4.75%	37,613	10.07%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	18,736	SOFR+ 9.05%	18,732	14.37%	4/10/2024	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	34,498	SOFR+ 3.50%	34,256	8.83%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	162,503	162,503	SOFR+ 2.25%	161,645	7.58%	8/9/2024	Interest only
Loan 10	Loan origination	Multifamily	8/31/2023	86,300	85,000	SOFR+ 2.90%	84,288	8.22%	9/10/2026	Interest only
Loan 11	Loan origination	Mixed Use	11/2/2023	146,000	124,100	SOFR+ 5.50%	122,915	10.82%	11/10/2025	Interest only
Total				$711,360	$670,885		$667,099

(1)
The above loan receivables held for investment are floating rate loans and are presented with the contractual rate based on SOFR or the applicable SOFR floor plus the applicable spread as of March 31, 2024

Loan 1 was modified in January 2024 with the maturity extended through January 10, 2025 in exchange for a $12 million paydown of the loan and other consideration.
Loan 6 was modified in April 2024 resulting in a $10 million paydown of the loan and other consideration. Proceeds were partially used to repay $7.0 million of the Repurchase Agreement borrowings associated with Loan 6.
Loan 7 was extended in March 2024 with the maturity extended through April 10, 2024 to allow for further negotiation on a modification.
The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2023 (in ‘000s):

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at December 31, 2023	Interest rate at December 31, 2023 (1)	Maturity Date	Payment Terms
Loan1	Loan origination	Multifamily	12/17/2021	$41,648	$41,276	SOFR+3.06%	$41,270	8.42%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	48,325	41,440	SOFR+3.61%	41,224	8.97%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR+6.50%	40,822	11.86%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500	40,782	SOFR+3.30%	40,591	8.66%	5/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	54,328	SOFR+4.25%	54,157	9.60%	8/5/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	37,748	37,748	SOFR+4.75%	37,583	10.11%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	17,362	SOFR+9.05%	17,325	14.41%	3/10/2024	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	34,498	SOFR+3.50%	34,227	8.86%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	162,503	162,503	SOFR+2.25%	161,044	7.61%	8/9/2024	Interest only
Loan 10	Loan origination	Multifamily	8/31/2023	86,300	85,000	SOFR+2.90%	84,222	8.26%	9/10/2026	Interest only
Loan 11	Loan origination	Mixed Use	11/2/2023	146,000	124,100	SOFR+5.50%	122,746	10.86%	11/10/2025	Interest only

Total				$723,733	$680,037		$675,211

(1)	The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2023.

5.	Equity Method Investments
As of March 31, 2024, the Company held 7.18% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $5.7 million and $41.0 million, respectively. As of December 31, 2023 the carrying values of AB CRED II and AB CRED III were $6.0 million and $41.2 million, respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.
At March 31, 2024, the unamortized basis differences of the Company’s equity investments were $1.1 million. At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimated life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the three ended March 31, 2024 and 2023 in the amount of $0.2 million and $0.6 million, respectively.
Summarized financial information for the equity method investments as of December 31, 2023 and December 30, 2022 (balance sheet) and for the three months ended December 31, 2023 (statement of income) is as follows:
Balance Sheet (in ‘000s)

	As of December 31, 2023	As of December 31, 2022
Assets
Investments in mortgage loans	$688,366	$845,298
Cash and cash equivalents	1,057	37,221
Other assets	10,306	9,522

Total assets	699,729	892,041
Liabilities
Accrued expenses	978	1,133
Other liabilities	1,297	1,651

Total liabilities	2,275	2,784

Total equity	667,454	889,257

Total liabilities and equity	$699,729	$892,041

Statement of Income (in ‘000s)

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022
Total income	$15,761	$18,667
Total expenses	1,294	2,000

Net investment income	14,467	16,667
Net realized loss	(1,106)	(122)
Net change in unrealized depreciation	(7,603)	(1,266)

Net income	$5,758	$15,279

6.	Fair Value of Financial Instruments
Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of March 31, 2024, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total

Assets
Loan receivables held for investment	$667,099	$—	$—	$669,329	$669,329

	$667,099	$—	$—	$669,329	$669,329

Liabilities
Repurchase agreement	$177,345	$—	$—	$177,345	$177,345
Note payable	123,502	—	—	123,502	123,502
HSBC Loan	135,915	—	—	135,915	135,915

	$436,762	$—	$—	$436,762	$436,762

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
The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of March 31, 2024 are the discount rates and range from 2.45% to 8.83%
Fair values of Repurchase Agreement and Note Payable approximate their carrying value as of March 31, 2024 because interest rates approximate the discount rates used in calculating the fair value of the investments. The fair value for the Line of Credit is based on pricing that reflects current market rates to extend the facility.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2023 and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total

Assets
Loan receivables held for investment	$675,211	$—	$—	$678,586	$678,586

	$675,211	$—	$—	$678,586	$678,586

Liabilities
Repurchase agreement	$186,945	—	—	$186,945	$186,945
Note Payable	123,502	—	—	123,502	123,502
HSBC Loan	135,915	—	—	135,915	135,915

	$446,362	$—	$—	$446,362	$446,362

The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of December 31, 2023, are the discount rates and range from 2.45% to 6.83%.
Fair values of the Company’s debt obligations approximate their carrying value as of December 31, 2023 because interest rates approximate the discount rates used in calculating the fair value of the investments, as of period end.

7.	Debt Obligations
Summarized Debt Obligations
The following table summarizes the Company’s debt obligations (in ‘000s):

Debt Obligation (in thousands)	Outstanding Balance as of March 31, 2024	Outstanding Balance as of December 31, 2023	Weighted Average Interest Rate at March 31, 2024 (1)	Value of Underlying Collateral as of March 31, 2024

Repurchase agreement	$177,345	$186,945	7.68%	$239,546
Note payable	123,502	123,502	6.53%	162,503
HSBC Loan	135,915	135,915	7.58%	209,100

Total	$436,762	$446,362		$611,149

(1)
The above rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of March 31, 2024.

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
The maximum principal amount (the “Maximum Commitment”) of the Credit Facility was $65 million. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the Agreement. During February 2022 the Company increased the Maximum Commitment to $100 million. During September 2022 the Maximum Commitment was reduced to $65 million. During February 2023 the Maximum Commitment was increased to $100 million
Borrowings under the Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR (SOFR plus the applicable spread based upon the interest period one-month in the amount of.11448%, three-month in the amount of .26161% and six month in the amount of
.42826
%) for the applicable Interest Period; and (ii) with respect to reference rate loans, the reference rate in effect from day to day which is the Federal Funds Rate plus .11448% plus .50%.
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
Combined Maturity of Debt Obligations
The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Year ending December 31,	Borrowing by Maturity (in thousands)
2024 (last 9 months)	$—
2025	300,847
2026	135,915
2027	—
2028	—

Total	$436,762

8.	Related Party Transactions
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

A Member’s “Applicable Percentage” is set forth below:

Aggregate Capital Commitment of a Member	Applicable Percentage
$ 50,000 - $ 500,000	1.50%
$ 500,001 - $ 1,000,000	1.40%
$ 1,000,001 - $ 3,000,000	1.30%
$ 3,000,001 - $ 5,000,000	1.15%
$5,000,001 and over	1.00%
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
For the three months ended March 31, 2024 and 2023, the Company incurred Management Fees of $1.0 million and $.4 million, respectively. As of March 31, 2024 and December 31, 2023, the Management Fees payable amounted to $2.1 million and $1.0 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.
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
For the three months ended March 31, 2024 and 2023, the Company incurred Incentive Fees of $0.7 million and $0.3 million, respectively. As of March 31, 2024 and December 31, 2023 the Incentive Fees payable amounted to $2.3 million and $1.5 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.
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
For the three months ended March 31, 2024 and 2023, the Company incurred expenses in excess of the Expense Cap totaling $0.1 million and
$0.0 million. As of March 31, 2024 and December 31, 2023, the Company owes a reimbursement of $0.1 million and $0.0 million, respectively, from the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be fully paid at the third anniversary of the Initial Closing or as soon as practical.

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
Commitments
The Company may enter into commitments to fund investments. As of March 31, 2024 and December 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of March 31, 2024:

	Expiration Date	Unfunded Commitment (in thousands)
Loan 1	1/10/2025	$—
Loan 2	7/10/2025	6,885
Loan 3	3/10/2025	1,750
Loan 4	5/10/2025	718
Loan 5	8/5/2024	232
Loan 6	7/5/2025	—
Loan 7	4/10/2024	6,488
Loan 8	3/10/2026	1,302
Loan 9	8/9/2024	—
Loan 10	9/10/2026	1,300
Loan 11	11/10/2025	21,900

Total		$40,575
As of March 31, 2024, the Company is subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.
The Company had the following unfunded commitments by investment as of December 31, 2023:

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
Loan 6 was modified in April 2024
resulting
in a $10 million paydown of the loan and other consideration.

Proceeds were partially used to repay $7.0 million of the Repurchase Agreement borrowings associated with
Loan 6.
The Company is in negotiations with the borrower on Loan 7 for an extension.
In May 2024, a loan was originated totaling
$30.0
million of commitments.
In April 2024, the Repurchase Agreement was modified to increase the maximum facility amount to $300 million, with the ability to increase a further $100 million. The facility was also extended to April 27, 2026.

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

•	the effect of legal, tax and regulatory changes; and

•	the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These forward-looking statements apply only as of the date of this Quarterly Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

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

We currently have one class of Units. We may issue additional classes of Units in the future (or we may enter into agreements with certain Members that alter, modify or change the terms of the Units held by such Members), which may differ from the Units described herein, including, without limitation, in respect of a Related Investor. New classes of Units may be established by us without providing prior notice to, or receiving consent from, existing Members. The terms of such classes will be determined by us in our sole discretion. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons; Policies and Procedures for Review of Related Party Transactions—The Investment Manager—Diverse Member Group of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

NAV Per Unit
December 31, 2023	$9.6373
March 31, 2024	$9.5000

Income

Our investment objective is to generate attractive risk-adjusted returns through investments primarily in loans secured by high quality commercial real estate properties located in the United States. The Investment Manager seeks to prioritize capital preservation and stable income for investors by building a portfolio of investments primarily through Directly Originated Loans secured by high-quality commercial real estate properties, including senior mortgage loans, mezzanine loans, and B-notes. Our investment strategy also allows for the acquisition of discounted loans with room to restructure in order to improve recoverability above the price paid or achieve an enhanced income stream. To a lesser extent, the Investment Manager invests in the following: legacy, new issue, and single-borrower CMBSs; commercial real estate-related securities; performing, sub-performing and non- performing/distressed loans; and net lease assets. While we focus mainly on loans directly secured by commercial real estate-related assets, we will also have the flexibility to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt, and may invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with the investment objective. This embedded diversification enables the Team to invest across real estate debt opportunities in various stages of an economic cycle, and to capitalize on dislocations in the markets over time.

We generate revenue in the form of cash dividends, interest and other similar cash distributions received by the Company in respect of its investments, as well as principal repayment or sale or distribution proceeds in respect of such investments.

Expenses

Our primary operating expenses include the payment of fees to the Investment Manager pursuant to the Management Agreement and the LLC Agreement, payment of fees to the Administrator pursuant to the Administration Agreement and reimbursement of the Investment Manager or its affiliates for Organizational Expenses. For a description of fees payable to our Investment Manager under the Management Agreement and the LLC Agreement, see Item 1. Business—Investment Manager Fees of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Portfolio Summary

As of March 31, 2024, the Company had made investments in 11 floating rate loans with a loan balance of $670.8 million along with investments in two unconsolidated equity investments for an initial consideration of $74.7 million. These loans had a weighted average interest rate of 9.26% and weighted average remaining term of 1.13 years.

Portfolio Investment Activity

During the three months ended March 31, 2024, the Company did not invest in any loans.

Loan 1 was modified in January 2024 with the maturity extended through January 10, 2025 in exchange for a $12 million paydown of the loan and other consideration.

Loan 6 was modified in April 2024 resulting in a $10 million paydown of the loan and other consideration. Proceeds were partially used to repay $7.0 million of the Repurchase Agreement borrowings associated with Loan 6.

Loan 7 was extended in March 2024 with the maturity extended through April 10, 2024 to allow for further negotiation on a modification.

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of March 31, 2024:

Investment (in thousands)	Balance	Interest Rate at March 31, 2024	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 1	$29,275	8.33%	1/10/2025	First Lien	Multifamily	California
Loan 2	$41,440	8.93%	7/10/2025	First Lien	Industrial	Mississippi
Loan 3	$41,000	11.82%	3/10/2025	First Lien	Hospitality	California
Loan 4	$40,782	8.62%	5/10/2025	First Lien	Multifamily	New York
Loan 5	$55,703	9.57%	8/5/2024	First Lien	Office	Texas
Loan 6	$37,748	10.07%	7/5/2025	First Lien	Hospitality	California
Loan 7	$18,736	14.37%	4/10/2024	First Lien	Mixed Use	California
Loan 8	$34,498	8.82%	3/10/2026	First Lien	Industrial	Georgia
Loan 9	$162,503	7.58%	8/9/2024	First Lien	Student Housing	Various
Loan 10	$85,000	8.22%	9/10/2026	First Lien	Multifamily	Virginia
Loan 11	$124,100	10.82%	11/10/2025	First Lien	Mixed Use	Nashville

As of March 31, 2024, the Company held 7.18% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $5.7 million and $41.0 million, respectively.

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

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. There have been no non-accrual loans through March 31, 2024.

The allowance for credit losses was $8.4 million and $5.3 million at March 31, 2024 and December 31, 2023, respectively, and is included in the accompanying consolidated balance sheets. During the three ended March 31, 2024 and 2023, respectively, this allowance was impacted by an increase of $3.1 million and $1.0 million in allowance for credit losses as reflected in the accompanying consolidated statements of income

Equity Method Investments

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

Results of Operations

The following is a summary of the Company’s operating results for the three months ended March 31, 2024 and 2023 (in ‘000s):

	For the three Months Ended March 31,
	2024	2023
Net interest income
Interest income net of amortization/accretion	$16,757	$6,647
Interest expense	(8,394)	(4,043)

Net interest income	8,363	2,604
Provision for credit losses	(3,164)	(1,025)

Net interest income after provision for credit losses	5,199	1,579
Operating Expenses:
Management fees (see Note 8)	1,033	398
Incentive fees (see Note 8)	749	259
Professional fees	269	231
Administration and custodian fees	249	59
Other expenses	3	3

Total operating expenses	2,303	950

Other Income:
Reimbursement—Investment Manager (see Note 8)	(104)	38
Waived management fees (see Note 8)	—	—
Income from equity method investments	609	1,731
Other income	590	31

Total other income	1,095	1,800

Net Income	$3,991	$2,429

Net income per unit (basic and diluted)	$0.13	$0.21
Weighted average units outstanding	30,207,639	11,536,368

Net Interest Income (Loss)

Net interest income increased $5.8 million during the three months ended March 31, 2024, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to an increase in index rates, including LIBOR and Term SOFR, and outstanding principal balances net of portfolio financing.

Interest income increased $10.1 million during the three months ended March 31, 2024, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to a $391.4 million increase in weighted average principal balance of our loan portfolio, as a result of capital deployment from share issuance and financing proceeds.

Interest expense increased $4.3 million during the three months ended March 31, 2024, as compared to the corresponding period for the previous fiscal year. The increase was driven by a $212.8 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.

Operating Expenses

Total operating expenses increased by $1.3 million during the three months ended March 31, 2024, as compared to the corresponding period for the previous fiscal year. This increase was primarily due to an increase of $0.6 million in Management Fees and $0.5 million in Incentive Fees.

Other Income

Total other income decreased by $0.7 million during the three months ended March 31, 2024, as compared to the corresponding period for the previous fiscal year. The increase was primarily driven by an decrease of $1.1 million in income from equity method investments. The decrease was partially offset by a $0.5 million increase in other income related to short term investments of cash on hand.

Net Income (Loss)

During the three months ended March 31, 2024, the net income was approximately $1.6 million higher, as compared to the corresponding period for the previous fiscal year. This increase primarily driven by income from equity method investments and interest income, partially offset by the provision for credit losses and operating expenses.

Cash Flows Provided by Operating Activities

For the three months ended March 31, 2024, cash flows provided by operating activities were approximately $9.5 million, primarily driven by net income, distributions of earnings from equity method investments, provision for credit losses and an increase in management fee payable.

Cash Flows Used by Investing Activities

For the three months ended March 31, 2024, cash flows provided by investing activities were approximately $9.0 million, primarily driven by the repayment of mortgage loan receivables, which was partially offset by additional funding of mortgage loan receivables.

Cash Flows Provided by Financing Activities

For the three months ended March 31, 2024, cash flows used in financing activities were approximately $14.9 million, primarily driven by repurchase agreement borrowings, and proceeds from notes payable and distribution paid.

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

Cash and cash equivalents as of March 31, 2024, taken together with the Company’s uncalled Capital Commitments of $429.1 million and the potential for additional borrowings under the Company’s Credit Facility and the Company’s Repurchase Agreement, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.

State Street Credit Facility

On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders.

As of March 31, 2024, the Company had $0 outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

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

As of March 31, 2024, the Company had $123.5 million outstanding on the Note and the Company was in compliance with the terms of the Note.

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

As of March 31, 2024, the Company had $177.3 million outstanding on the repurchase contract and the Company was in compliance with the terms of the Repurchase Agreement. As of March 31, 2024, the remaining amount the Company could utilize under the Repurchase Agreement was $22.7 million.

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

As of March 31, 2024, the Company had $135.9 million outstanding on the HSBC Loan and the Company was in compliance with the terms of the HSBC Loan and Security Agreement.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of March 31, 2024, refer to Note 10 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

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

Assuming that the statement of assets and liabilities as of March 31, 2024, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates. The total outstanding amount of loan receivable assets and debt obligation liabilities subject to changes on floating interest rate are $670.9 million and $436.8 million, respectively.

Change in Interest Rates	Increase (Decrease in Interest Income)		Increase (Decrease) in Interest Expense		Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(6.7 million	)	$(4.4 million	)	$(2.3 million	)
Down 50 basis points	(3.4 million	)	(2.2 million	)	(1.2 million	)
Up 50 basis points	3.4 million		2.2 million		1.2 million
Up 100 basis points	6.7 million		4.4 million		2.3 million

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended March 31, 2024, there have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, the
Company
did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

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

Date: May 10, 2024

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director