Form 10-Q
period 2024-06-30
AB Commercial Real Estate Private Debt Fund, LLC
filed 2024-08-09
CIK 1876255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
000-56320

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware	87-1137341
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
of the Exchange Act). Yes ☐ No ☒
As of August 9, 2024 the registrant had 30,633,187 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.
Documents Incorporated by Reference
None.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC FORM

10-Q FOR THE QUARTER ENDED JUNE 30, 2024

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Balance Sheets
(in thousands)

	As of June 30, 2024 (Unaudited)	As of December 31, 2023
Assets
Loan receivables held for investments, net, at amortized cost
Mortgage loans receivable	$844,011	$675,211
Allowance for credit losses	(8,448)	(5,275)
Equity method investments	44,325	47,251
Cash and cash equivalents	6,878	26,622
Accrued interest receivable	4,706	3,750
Other assets	48	111
Reimbursement receivable (see Note 8)	170	—
Deferred financing costs, net	1,682	1,519

Total assets	$893,372	$749,189

Liabilities and Members’ Capital
Liabilities
Credit facility	$51,000	$—
Repurchase agreement	275,281	186,945
Notes payable	259,417	259,417
Distribution payable	8,254	8,233
Related party payables and accrued expenses (See Note 8)	620	141
Incentive fee payable (see Note 8)	2,969	1,547
Management fee payable (see Note 8)	1,046	1,041
Accounts payable and accrued expenses	3,610	2,573
Other liabilities	352	108

Total liabilities	$602,549	$460,005

Commitments and contingencies (see Note 10)	—	—
Members’ capital
Common units (30,633,187 and 30,006,873 units issued and outstanding at June 30, 2024 and December 31, 2023)	$300,602	$294,615
Distributions in excess of earnings	(9,779)	(5,431)

Total member’s capital	290,823	289,184
Total liabilities and members’ capital	$893,372	$749,189

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Income
(in thousands) (Unaudited)

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2024	2023	2024	2023 (1)
Net interest income
Interest income net of amortization/accretion	$18,673	$11,145	$35,324	$17,792
Interest expense	(9,528)	(6,739)	(17,922)	(10,782)

Net interest income	9,145	4,406	17,402	7,010
Provision for credit losses	(8)	149	(3,173)	(877)

Net interest income after provision for credit losses	9,137	4,555	14,229	6,133

Operating Expenses:
Management fees (see Note 8)	1,046	521	2,079	918
Incentive fees (see Note 8)	673	421	1,422	680
Professional fees	369	402	639	633
Administration and custodian fees	562	71	810	130
Other expenses	3	34	5	37

Total operating expenses	2,653	1,449	4,955	2,398

Other Income:
Reimbursement - Investment Manager (see Note 8)	317	178	213	216
Income from equity method investments	951	1,620	1,664	3,351
Other income	306	110	898	141

Total other income	1,574	1,908	2,775	3,708

Net Income	$8,058	$5,014	$12,049	$7,443

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	$0.26	$0.33	$0.40	$0.56
Weighted average units outstanding	30,524,544	15,061,362	30,366,091	13,308,603

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Changes in Members’ Capital
(in thousands) (Unaudited)

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2023	30,006,873	$294,615	$(5,431)	$289,184
Issuance of common units	310,904	2,987	—	2,987
Net Income	—	—	3,991	3,991
Distributions declared	—	—	(8,143)	(8,143)

Members capital at March 31, 2024	30,317,777	$297,602	$(9,583)	$288,019

Issuance of common units	315,410	3,000	—	3,000
Net Income	—	—	8,058	8,058
Distributions declared	—	—	(8,254)	(8,254)

Members capital at June 30, 2024	30,633,187	$300,602	$(9,779)	$290,823

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2022	11,424,012	$112,603	$(2,431)	$110,172
Issuance of common units	174,346	1,682	—	1,682
Net Income	—	—	2,429	2,429
Distributions declared	—		(2,592)	(2,592)

Members capital at March 31, 2023	11,598,358	$114,285	$(2,594)	$111,691

Issuance of common units	5,252,219	$51,225	—	$51,225
Net Income	—	—	5,014	5,014
Distributions declared	—	—	(4,328)	(4,328)

Members capital at June 30, 2023	16,850,577	$165,510	$(1,908)	$163,602

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash flows from operating activities
Net Income	$12,049	$7,443
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(2,389)	(1,193)
Income from equity method investments	(1,664)	(3,351)
Distributions of earnings from equity method investments	2,146	2,512
Amortization of deferred financing costs	628	404
Provision for credit loss	3,173	877
Increase or decrease in operating assets and liabilities
(Increase) in accrued interest receivable	(956)	(907)
Decrease (increase) in other assets	64	(27)
(Increase) decrease in reimbursement receivable	(170)	713
(Decrease) increase in related party payables and accrued expenses	479	17
Increase in incentive fee payable	1,422	411
Increase (decrease) increase in management fee payable	5	(345)
Increase in accounts payable and accrued expenses	1,037	260
Increase (decrease) in other liabilities	243	(194)

Net cash provided by operating activities	16,067	6,620

Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(229,193)	(199,863)
Repayment of mortgage loan receivables	62,782	—
Distributions from equity method investments in excess of earnings	2,444	3,536

Net cash (used for) investing activities	(163,967)	(196,327)

Cash flows from financing activities
Issuance of common units	5,987	52,907
Distributions paid	(16,375)	(7,495)
Credit facility borrowings	116,000	104,500
Credit facility paydowns	(65,000)	(109,800)
Repurchase agreement borrowings	136,866	25,746
Repurchase agreement paydowns	(48,530)	—
Note payable borrowings	—	125,628
Deferred financing costs paid	(792)	(194)

Net cash provided by financing activities	128,156	191,292

Net (decrease) increase in cash and cash equivalents	(19,744)	1,585
Cash and cash equivalents, beginning of period	26,622	5,199
Cash and cash equivalents, end of period	$6,878	$6,784

Supplemental financing activities
Cash paid during the period for interest	$16,941	$9,893

See Notes to Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC
Notes to Financial Statements
June 30, 2024

1.	Organization and Business Purpose
AB Commercial Real Estate Private Debt Fund, LLC (the “Company”) is a Delaware limited liability company formed on June 1, 2021 (“Formation”) to operate as a private investment entity generally for qualified US investors which commenced operations in December 2021. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The investment objective of the Company is to generate attractive risk-adjusted returns through investments primarily in loans secured by high quality commercial real estate properties located in the United States. The Company seeks to prioritize capital preservation and high current income by investing primarily in directly originated first mortgage loans, senior and junior mezzanine loans,
B-notes,
second mortgages or other subordinated loans. To a lesser extent, the Company invests in the following: legacy, new issue, and single-borrower commercial mortgage backed securities (“CMBS”); commercial real estate- related securities; performing, sub-performing
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
The Company will generally consolidate entities (i) it controls through either majority ownership or voting rights or (ii) management determines that the Company is the primary beneficiary of entities deemed to be variable interest entities (“VIEs”). Accordingly, the Company consolidated the results of its subsidiaries (AB CRE PDF Member I LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement—see Note 7, AB CRE PDF Athena LLC, a wholly owned entity, and AB CRE PDF TNVA1 LLC, a wholly owned entity) in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.
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
There have been no
non-accrual
loans through June 30, 2024.
The allowance for credit losses was $8.4 million and $5.3 million at June 30, 2024 and December 31, 2023, respectively, and is included in the accompanying consolidated balance sheets. During the three and six months ended June 30, 2024, respectively, this allowance was impacted by an increase of $0.0 million and $3.2 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.
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

3.	Capital Commitments
The following information sets forth the total capital committed to the Company as of June 30, 2024 and December 31, 2023 (in ‘000s):

	As of June 30, 2024	As of December 31, 2023
Capital Commitments	$726,040	$626,104
Cumulative Capital Funded (1)	338,560	287,117

Unfunded Capital Commitments	$387,480	$338,987

(1)	Excludes cumulative amounts reinvested totaling $13.5 million and $7.5 million as of June 30, 2024 and December 31, 2023, respectively.

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
Lock-Up
Period), (ii) such Member has chosen to be released from its Remaining Commitments after the expiration of its
Lock-Up
Period (except with respect to post commitment period obligations) or (iii) the Company has elected to wind up.

4.	Loan Receivables Held for Investment
The following table summarizes the Company’s investments in loan receivables held for investment as of June 30, 2024 (in ‘000s):

Investment (in thousands)	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at June 30,	Interest rate at June 30, 2024(1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$29,276	$29,276	SOFR+ 3.06%	$29,275	8.39%	1/10/2025	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	48,325	41,440	SOFR+ 3.61%	41,293	8.94%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR+ 6.50%	40,894	11.83%	3/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	55,802	SOFR+ 4.25%	55,773	9.58%	8/5/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	27,748	27,748	SOFR+ 4.75%	27,670	10.08%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	19,309	SOFR+ 9.05%	19,309	14.37%	7/10/2024	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	34,498	SOFR+ 3.50%	34,284	8.83%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	162,503	162,503	SOFR+ 2.25%	162,232	7.58%	8/9/2024	Interest only
Loan 10	Loan origination	Multifamily	8/31/2023	86,300	85,000	SOFR+ 2.90%	84,353	8.23%	9/10/2026	Interest only
Loan 11	Loan origination	Mixed Use	11/2/2023	146,000	126,747	SOFR+ 5.50%	125,729	10.83%	11/10/2025	Interest only
Loan 12	Loan origination	Hospitality	5/7/2024	30,000	30,000	SOFR+ 4.00%	29,713	9.33%	5/10/2027	Interest only
Loan 13	Loan origination	Mixed Use	5/16/2024	110,000	100,063	SOFR+ 4.25%	99,023	9.58%	6/10/2026	Interest only
Loan 14	Loan origination	Multifamily	6/11/2024	100,000	95,461	SOFR+ 3.75%	94,463	9.08%	7/10/2027	Interest only
Total				899,861	848,847		844,011

(1)
The above loan receivables held for investment are floating rate loans and are presented with the contractual rate based on SOFR or the applicable SOFR floor plus the applicable spread as of June 30, 2024

Loan 4 was paid off at par during the three months ended June 30, 2024.
Loan 6 was modified in April 2024 resulting in a $10 million paydown of the loan and other consideration. Proceeds were partially used to repay $7.0 million of the Repurchase Agreement borrowings associated with Loan 6.
Loan 7 was amended in May 2024 with the maturity extended through
July 10, 2024
Loans 12, 13 and 14 were originated during the three months ended June 30, 2024.
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
As of June 30, 2024, the Company held 7.19% and 7.01% interests in AB Commercial Real Estate Debt Fund,
SICAV-SIF
(“AB CRED II”) and AB Commercial Real Estate Debt Fund III,
SICAV-SIF
S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $1.5 million and $42.8 million, respectively. As of December 31, 2023 the carrying values of AB CRED II and AB CRED III were $6.0 million and $41.2 million, respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.
At June 30, 2024, the unamortized basis differences of the Company’s equity investments were $1.0 million. At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimated life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the three and six months ended June 30, 2024 in the amount of $0.1 million and $0.3 million, respectively and during the three and six months ended June 30, 2023 in the amount of $0.4 million and $1.0 million, respectively.

Summarized financial information for the equity method investments as of December 31, 2023 and March 31, 2024 (balance sheet) and for the three and six months ended March 31, 2024 (statement of income) is as follows:
Balance Sheet (in ‘000s)

	As of March 31, 2024	As of December 31, 2023
Assets
Investments at fair value	$687,482	$688,366
Cash and cash equivalents	1,369	1,057
Other assets	9,011	10,306

Total assets	697,862	699,729
Liabilities
Accrued expenses	1,214	978
Other liabilities	2,611	1,297

Total liabilities	3,825	2,275

Total equity	694,037	667,454

Total liabilities and equity	$697,862	$699,729

Statement of Income (in thousands)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Total income	$13,348	$17,267
Total expenses	1,503	1,740

Net investment income	11,845	15,527
Net realized gain	155	728
Net change in unrealized depreciation	(709)	(642)

Net income	$11,291	$15,613

	For the Six Months Ended March 31, 2024	For the Six Months Ended March 31, 2023
Total income	$29,109	$35,934
Total expenses	2,797	3,740

Net investment income	26,312	32,194
Net realized gain	(951)	606
Net change in unrealized depreciation	(8,312)	(1,908)
Net income	$17,049	$30,892

6.	Fair Value of Financial Instruments
Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of June 30, 2024, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$844,011	$—	$—	$847,259	$847,259

Liabilities	$844,011	$—	$—	$847,259	$847,259

Credit facility	$51,000	$—	$—	$51,000	$51,000
Repurchase agreement	275,281	—	—	275,281	275,281
Note payable	123,502	—	—	123,502	123,502
HSBC Loan	135,915	—	—	135,915	135,915

	$585,698	$—	$—	$585,698	$585,698

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
The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of June 30, 2024 are the discount rates and range from 2.45% to 9.83%
Fair values of Repurchase Agreement, Credit Facility, and Notes Payable approximate their carrying value as of June 30, 2024 because interest rates approximate the discount rates used in calculating the fair value of the investments.
The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2023 and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$675,211	$—	$—	$678,586	$678,586

Liabilities	$675,211	$—	$—	$678,586	$678,586

Repurchase agreement	$186,945	—	—	$186,945	$186,945
Note Payable	123,502	—	—	123,502	123,502
HSBC Loan	135,915	—	—	135,915	135,915

	$446,362	$—	$—	$446,362	$446,362

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

7.	Debt Obligations
Summarized Debt Obligations
The following table summarizes the Company’s debt obligations (in ‘000s):

Debt Obligation (in thousands)	Outstanding Balance as of June 30, 2024	Outstanding Balance as of December 31, 2023	Weighted Average Interest Rate at June 30 2024 (1)	Value of Underlying Collateral as of June 30, 2024
Credit facility	$51,000	$—	7.94%	N/A
Repurchase agreement	275,281	186,945	7.78%	384,288
Note payable	123,502	123,502	6.53%	162,503
HSBC Loan	135,915	135,915	7.58%	211,747

Total	$585,698	$446,362		$758,538

(1)
The above rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of June 30, 2024.

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
The maximum principal amount (the “Maximum Commitment”) of the Credit Facility was $65 million. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the Agreement. As of June 2024 the maximum commitment was $140 million. Borrowings under the Credit Facility bear interest at a variable rate dependent on the type of borrowing elected by the Company at the time of drawdown.
The Credit Facility was scheduled to mature on December 13, 2022 and was extended to December 12, 2023. On December 12, 2023, the Company entered into an amendment (the “Amendment”) to the Agreement. The Amendment, among other changes (i) extended the maturity date of the Credit Facility from December 12, 2023 to December 10, 2024 and (ii) increase the Borrowing Base from 60 percent of the aggregate Unfunded Capital Commitments to 70 percent of the aggregate Unfunded Capital Commitments.
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
Repurchase Agreement
On April 27, 2022, AB CRE PDF Member I LLC entered into a $150 million master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Repurchase Agreement, AB CRE PDF Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use
properties or such other property types acceptable to Morgan Stanley. The expiration date of the Repurchase Agreement is April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement. During July 2022 the Company increased the Maximum Facility Amount to $200 million. During April 2024 the Company increased the Maximum Facility Amount to $400 million and extended the maturity to April 27, 2026.
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
Combined Maturity of Debt Obligations
The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Year ending December 31,	Borrowing by Maturity (in thousands)
2024 (last 6 months)	$51,000
2025	123,502
2026	411,196
2027	—
2028	—

Total	$585,698

8.	Related Party Transactions
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
For the three and six months ended June 30, 2024. the Company incurred Management Fees of $1.0 million and $2.1 million, respectively. ($0.5 million and $0.9 million for the three and six months ended June 30, 2023, respectively). As of June 30, 2024 and December 31, 2023, the Management Fees payable amounted to $1.0 million and $1.0 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.
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
For the three and six months ended June 30, 2024, the Company incurred Incentive Fees of $0.7 million and $1.4 million respectively ($0.4 million and $0.7 million for the three and six months ended June 30, 2023, respectively) of which the Investment Manager waived $0 and $0 respectively. As of June 30, 2024 and December 31, 2023 the Incentive Fees payable amounted to $3.0 million and $1.5 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.
Expense Reimbursement
Under the Management Agreement and the Company’s Second Amended and Restated Limited Liability Company Operating Agreement (the “Second A&R LLCA”), the Company is required to reimburse the Investment Manager for documented costs and expenses incurred by it on behalf of the Company, except those specifically required to be borne by the Investment Manager under the Management Agreement and the Second A&R LLCA. The Investment Manager is responsible for, and the Company does not reimburse the Investment Manager for, the expenses related to investment personnel of the Investment Manager who provide services to the Company. However, the Company does reimburse the Investment Manager for the Company’s allocable share of compensation paid to certain of the Investment Manager’s non-investment
personnel, which compensation is allocated among the Company and other applicable clients of the Investment Manager on a basis that the Investment Manager believes in good faith to be fair and reasonable.
For the three and six months ended June 30, 2024, the Company incurred reimbursement costs of $0.4 million and $0.5 million, respectively and are included in administration and custodian fees in the accompanying consolidated statements of income. As of June 30, 2024 and December 31, 2023 the Company owes the Investment Manager reimbursement costs in the amount of $0.5 million and $0.0, respectively and are included in related party payables and accrued expenses in the accompanying consolidated balance sheets.
Expense Limitation
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
For the three and six months ended June 30, 2024, the Company incurred expenses in excess of the Expense Cap totaling $0.3 million and $0.2 million, respectively ($0.2 million and $0.2 million for the three and six months ended June 30, 2023, respectively). As of June 30, 2024 and December 31, 2023, the Company is owed reimbursements of $0.2 million and $0.0 million, respectively, from the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be paid at the third anniversary of the initial closing or as soon as practical.

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
Commitments
The Company may enter into commitments to fund investments. As of June 30, 2024 and December 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of June 30, 2024:

	Expiration Date	Unfunded Commitment (in thousands)
Loan 1	1/10/2025	$—
Loan 2	7/10/2025	6,885
Loan 3	3/10/2025	1,750
Loan 5	8/5/2024	133
Loan 6	7/5/2025	—
Loan 7	7/10/2024	5,915
Loan 8	3/10/2026	1,302
Loan 9	8/9/2024	—
Loan 10	9/10/2026	1,300
Loan 11	11/10/2025	19,253
Loan 12	5/10/2027	—
Loan 13	6/10/2026	9,937
Loan 14	7/10/2027	4,539

Total		$51,014
As of June 30, 2024, the Company is subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.
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
The Company is in ongoing negotiations with the borrower on Loan 7.
During July 2024 Loan 9 was extended to August 9, 2025. The Note Payable was extended in accordance with the Loan and Security Agreement based on the underlying loan extension.
During August 2024 Loan 5 exercised its first extension option, extending the maturity to August 5, 2025.

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

NAV Per Unit
December 31, 2023	$9.6373
June 30, 2024	$9.4938

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

Portfolio Summary

As of June 30, 2024, the Company had made investments in 13 floating rate loans with a loan balance of $848.8 million along with investments in two unconsolidated equity investments for an initial consideration of $74.7 million. These loans had a weighted average interest rate of 9.29% and weighted average remaining term of 1.33 years.

Portfolio Investment Activity for the period ended June 30, 2024

Loan 4 was paid off at par during the three months ended June 30, 2024.

Loan 6 was modified in April 2024 resulting in a $10 million paydown of the loan and other consideration. Proceeds were partially used to repay $7.0 million of the Repurchase Agreement borrowings associated with Loan 6.

Loan 7 was amended in May 2024 with the maturity extended through July 10, 2024.

Loans 12, 13 and 14 were originated during the three months ended June 30, 2024.

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of June 30, 2024:

Investment (in thousands)	Balance	Interest Rate at June 30, 2024	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 1	$29,276	8,39%	1/10/2025	First Lien	Multifamily	California
Loan 2	$41,440	8.94%	7/10/2025	First Lien	Industrial	Mississippi
Loan 3	$41,000	11.83%	3/10/2025	First Lien	Hospitality	California
Loan 5	$55,802	9.58%	8/5/2024	First Lien	Office	Texas
Loan 6	$27,748	10.08%	7/5/2025	First Lien	Hospitality	California
Loan 7	$19,309	14.37%	7/10/2024	First Lien	Mixed Use	California
Loan 8	$34,498	8.83%	3/10/2026	First Lien	Industrial	Georgia
Loan 9	$162,503	7.58%	8/9/2024	First Lien	Student Housing	Various
Loan 10	$85,000	8.23%	9/10/2026	First Lien	Multifamily	Virginia
Loan 11	$126,747	10.83%	11/10/2025	First Lien	Mixed Use	Tennessee
Loan 12	$30,000	9.33%	5/10/2027	First Lien	Hospitality	New York
Loan 13	$100,063	9.58%	6/10/2026	First Lien	Mixed Use	California
Loan 14	$95,461	9.08%	7/10/2027	First Lien	Multifamily	Virginia

As of June 30, 2024, the Company held 7.19% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $1.5 million and $42.8 million, respectively.

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

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. There have been no non-accrual loans through June 30, 2024.

The allowance for credit losses was $8.4 million and $5.3 million at June 30, 2024 and December 31, 2023, respectively, and is included in the accompanying consolidated balance sheets. During the three and six months ended June, 2024 and 2023, respectively, this allowance was impacted by an increase of $0.0 million and $3.2 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.

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

Results of Operations

The following is a summary of the Company’s operating results for the three and six months ended June 30, 2024 and 2023 (in ‘000s):

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2024	2023	2024	2023(1)
Net interest income
Interest income net of amortization/accretion	$18,673	$11,145	$35,324	$17,792
Interest expense	(9,528)	(6,739)	(17,922)	(10,782)

Net interest income	9,145	4,406	17,402	7,010
Provision for credit losses	(8)	149	(3,173)	(877)

Net interest income after provision for credit losses	9,137	4,555	14,229	6,133

Operating Expenses:
Management fees (see Note 8)	1,046	521	2,079	918
Incentive fees (see Note 8)	673	421	1,422	680
Professional fees	369	402	639	633
Administration and custodian fees	562	71	810	130
Other expenses	3	34	5	37

Total operating expenses	2,653	1,449	4,955	2,398

Other Income:
Reimbursement - Investment Manager (see Note 8)	317	178	213	216
Income from equity method investments	951	1,620	1,664	3,351
Other income	306	110	898	141

Total other income	1,574	1,908	2,775	3,708

Net Income	$8,058	$5,014	$12,049	$7,443

Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	$0.26	$0.33	$0.40	$0.56
Weighted average units outstanding	30,524,544	15,061,362	30,366,091	13,308,603

Net Interest Income (Loss)

Net interest income increased $10.4 million during the six months ended June 30, 2024, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to an increase in index rates, including LIBOR and Term SOFR, and outstanding principal balances net of portfolio financing.

Interest income increased $17.5 million during the six months ended June 30, 2024, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to a $324.8 million increase in weighted average principal balance of our loan portfolio, as a result of capital deployment from share issuance and financing proceeds.

Interest expense increased $7.1 million during the six months ended June 30, 2024, as compared to the corresponding period for the previous fiscal year. The increase was driven by a $160.6 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.

Net interest income increased $4.7 million during the three months ended June 30, 2024, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to an increase in index rates, including LIBOR and Term SOFR, and outstanding principal balances net of portfolio financing.

Interest income increased $7.5 million during the three months ended June 30, 2024, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to a $260.8 million increase in weighted average principal balance of our loan portfolio, as a result of capital deployment from share issuance and financing proceeds.

Interest expense increased $2.8 million during the three months ended June 30, 2024, as compared to the corresponding period for the previous fiscal year. The increase was driven by a $110.7 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.

Operating Expenses

Total operating expenses increased by $2.6 million during the six months ended June 30, 2024, as compared to the corresponding period for the previous fiscal year. This increase was primarily due to an increase of $1.2 million in Management Fees, $0.7 million in Incentive Fees and $0.7 million in Administration and Custodian Fees.

Total operating expenses increased by $1.2 million during the three months ended June 30, 2024, as compared to the corresponding period for the previous fiscal year. This increase was primarily due to an increase of $0.5 million in Management Fees, $0.3 million in Incentive Fees and $0.5 million in Administration and Custodian Fees.

Other Income

Total other income decreased by $.9 million during the six months ended June 30, 2024, as compared to the corresponding period for the previous fiscal year. The decrease was primarily driven by a decrease of $1.7 million in income from equity method investments. The decrease was partially offset by a $0.8 million increase in other income related to short term investments of cash on hand.

Total other income decreased by $.3 million during the three months ended June 30, 2024, as compared to the corresponding period for the previous fiscal year. The decrease was primarily driven by a decrease of $.6 million in income from equity method investments. The decrease was partially offset by a $0.2 million increase in other income related to short term investments of cash on hand.

Net Income (Loss)

During the six months ended June 30, 2024, the net income was approximately $4.6 million higher, as compared to the corresponding period for the previous fiscal year. This increase primarily driven by income from equity method investments and interest income, partially offset by the provision for credit losses, decreased income from equity method investments, and operating expenses.

During the three months ended June 30, 2024, the net income was approximately $3.0 million higher, as compared to the corresponding period for the previous fiscal year. This increase primarily driven by an increase in interest income, partially offset by operating expenses.

Cash Flows Provided by Operating Activities

For the six months ended June 30, 2024, cash flows provided by operating activities were approximately $16.1 million, primarily driven by net income, distributions of earnings from equity method investments, provision for credit losses and an increase in management fee payable.

Cash Flows Used by Investing Activities

For the six months ended June 30, 2024, cash flows used in investing activities were approximately $164.0 million, primarily driven by the origination of mortgage loan receivables which was partially offset by the repayment of mortgage loan receivables.

Cash Flows Provided by Financing Activities

For the six months ended June 30, 2024, cash flows provided by financing activities were approximately $128.2 million, primarily driven by repurchase agreement borrowings, and proceeds from the credit facility and distribution paid.

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

Cash and cash equivalents as of June 30, 2024, taken together with the Company’s uncalled Capital Commitments of $394.4 million and the potential for additional borrowings under the Company’s Credit Facility and the Company’s Repurchase Agreement, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.

State Street Credit Facility

On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders.

As of June 30, 2024, the Company had $51.0 outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

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

As of June 30, 2024, the Company had $123.5 million outstanding on the Note and the Company was in compliance with the terms of the Note.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Repurchase Agreement.

On April 27, 2022, AB CRE PDF Member I LLC entered into a $150 million master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Repurchase Agreement, AB CRE PDF

Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The expiration date of the Repurchase Agreement is April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement. During July 2022 the Company increased the Maximum Facility Amount to $200 million. During April 2024 the Company increased the Facility Amount to $300 million, increased the Maximum Facility Amount to $400 million and extended the maturity to April 27, 2026.

As of June 30, 2024, the Company had $275.3 million outstanding on the repurchase contract and the Company was in compliance with the terms of the Repurchase Agreement. As of June 30, 2024, the remaining amount the Company could utilize under the Repurchase Agreement was $124.7 million.

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

As of June 30, 2024, the Company had $135.9 million outstanding on the HSBC Loan and the Company was in compliance with the terms of the HSBC Loan and Security Agreement.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of June 30, 2024, refer to Note 10 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

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

Assuming that the statement of assets and liabilities as of June 30, 2024, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates. The total outstanding amount of loan receivable assets and debt obligation liabilities subject to changes on floating interest rate are $848.8 million and $585.7 million, respectively.

Change in Interest Rates	Increase (Decrease in Interest Income)		Increase (Decrease) in Interest Expense		Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(8.5 million	)	$(5.9 million	)	$(2.6 million	)
Down 50 basis points	(4.2 million	)	(2.9 million	)	(1.3 million	)
Up 50 basis points	4.2 million		2.9 million		1.3 million
Up 100 basis points	8.5 million		5.9 million		2.6 million

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2023, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form
10-K
are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended June 30, 2024, there have been no material changes from the risk factors set forth in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2023.
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
Item 5. Other Information
Insider Trading Arrangements and Policies
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule
10b5-1
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

Date: August 9, 2024

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director