Form 10-Q
period 2024-09-30
AB Commercial Real Estate Private Debt Fund, LLC
filed 2024-11-12
CIK 1876255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56320

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC

(Exact name of registrant as specified in its charter)

Delaware	87-1137341
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1345 Avenue of the Americas

New York, New York 10105

(Address of principal executive offices and zip code)

(212) 486-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

—	—	—

Securities registered pursuant to section 12(g) of the Act:

Limited liability company units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒

As of November 11, 2024 the registrant had 36,364,835 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

Documents Incorporated by Reference

None.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC FORM

10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Balance Sheets

(in thousands)

	As of September 30, 2024 (Unaudited)	As of December 31, 2023
Assets
Loan receivables held for investment, net, at amortized cost
Mortgage loans receivable	$845,913	$675,211
Allowance for credit losses	(6,653)	(5,275)
Equity method investments	44,616	47,251
Cash and cash equivalents	7,783	26,622
Accrued interest receivable	5,833	3,750
Other assets	28	111
Deferred financing costs, net	1,291	1,519
Total assets	$898,811	$749,189
Liabilities and Members’ Capital
Liabilities
Repurchase agreement	$277,671	$186,945
Notes payable	259,246	259,417
Distribution payable	9,025	8,233
Related party payables and accrued expenses (See Note 8)	960	141
Reimbursement payable (see Note 8)	55	—
Incentive fee payable (see Note 8)	648	1,547
Management fee payable (see Note 8)	1,236	1,041
Accounts payable and accrued expenses	2,642	2,573
Other liabilities	134	108
Total liabilities	$551,617	$460,005
Commitments and contingencies (see Note 10)
Members’ capital
Common units (36,364,835 and 30,006,873 units issued and outstanding at September 30, 2024 and December 31, 2023)	$355,142	$294,615
Distributions in excess of earnings	(7,948)	(5,431)
Total member’s capital	347,194	289,184
Total liabilities and members’ capital	$898,811	$749,189

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Income

(in thousands) (Unaudited)

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2024	2023	2024	2023(1)
Net interest income
Interest income net of amortization/accretion	$21,022	$12,287	$56,347	$30,079
Interest expense	(10,742)	(7,105)	(28,664)	(17,887)
Net interest income	10,280	5,182	27,683	12,192
Provision for credit losses	1,796	(410)	(1,378)	(1,286)
Net interest income after provision for credit losses	12,076	4,772	26,305	10,906
Operating Expenses:
Management fees (see Note 8)	1,236	621	3,315	1,539
Incentive fees (see Note 8)	648	385	2,070	1,067
Professional fees	343	268	982	900
Administration and custodian fees	491	74	1,301	202
Other expenses	5	4	10	40
Total operating expenses	2,723	1,352	7,678	3,748
Other Income:
Reimbursement - Investment Manager (see Note 8)	115	(47)	328	169
Income from equity method investments	1,031	1,589	2,695	4,939
Other income	357	195	1,255	334
Total other income	1,503	1,737	4,278	5,442
Net Income	$10,856	$5,157	$22,905	$12,600

Net income per unit (basic and diluted)	$0.30	$0.29	$0.71	$0.85
Weighted average units outstanding	36,191,199	18,024,113	32,321,950	14,897,713

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands) (Unaudited)

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2023	30,006,873	$294,615	$(5,431)	$289,184
Issuance of common units	310,904	2,987	—	2,987
Net Income	—	—	3,991	3,991
Distributions declared	—	—	(8,143)	(8,143)
Members capital at March 31, 2024	30,317,777	$297,602	$(9,583)	$288,019
Issuance of common units	315,410	$3,000	$-	$3,000
Net Income	—	—	8,058	8,058
Distributions declared	—	—	(8,254)	(8,254)
Members capital at June 30, 2024	30,633,187	$300,602	$(9,779)	$290,823
Issuance of common units	5,731,648	$54,540	—	$54,540
Net Income	—	—	10,856	10,856
Distributions declared	—	—	(9,025)	(9,025)
Members capital at September 30, 2024	36,364,835	$355,142	$(7,948)	$347,194

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2022	11,424,012	$112,603	$(2,431)	$110,172
Issuance of common units	174,346	1,682	—	1,682
Net Income	—	—	2,429	2,429
Distributions declared	—		(2,592)	(2,592)
Members capital at March 31, 2023	11,598,358	$114,285	$(2,594)	$111,691
Issuance of common units	5,252,219	$51,225	—	$51,225
Net Income	—	—	5,014	5,014
Distributions declared	—	—	(4,328)	(4,328)
Members capital at June 30, 2023	16,850,577	$165,510	$(1,908)	$163,602
Issuance of common units	3,382,924	$33,643	—	$33,643
Net Income	—	—	5,157	5,157
Distributions declared	—	—	(5,391)	(5,391)
Members capital at September 30, 2023	20,233,501	$199,153	$(2,142)	$197,011

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Cash Flows

(in thousands) (Unaudited)

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash flows from operating activities
Net Income	$22,905	$12,600
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(3,303)	(2,125)
Income from equity method investments	(2,695)	(4,939)
Distributions of earnings from equity method investments	2,886	3,772
Amortization of deferred financing costs	1,075	564
Provision for credit loss	1,378	1,286
Increase or decrease in operating assets and liabilities
(Increase) in accrued interest receivable	(2,083)	(1,345)
Decrease (increase) in other assets	83	(92)
Decrease in reimbursement receivable	—	759
Increase in related party payables and accrued expenses	819	25
Increase in reimbursement payable	55	—
(Decrease) increase in incentive fee payable	(899)	798
Increase in management fee payable	195	276
Increase in accounts payable and accrued expenses	69	899
Increase in other liabilities	26	55
Net cash provided by operating activities	20,511	12,533
Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(235,175)	(282,714)
Repayment of mortgage loan receivables	67,776	—
Distributions from equity method investments in excess of earnings	2,444	6,560
Net cash (used for) investing activities	(164,955)	(276,154)
Cash flows from financing activities
Issuance of common units	60,527	86,550
Capital received in advance	—	82,644
Distributions paid	(24,630)	(11,824)
Credit facility borrowings	116,000	184,300
Credit facility paydowns	(116,000)	(141,100)
Repurchase agreement borrowings	139,256	30,100
Repurchase agreement paydowns	(48,530)	(1,808)
Note payable borrowings	3,624	125,628
Note payable paydowns	(3,794)	—
Deferred financing costs paid	(848)	(236)
Net cash provided by financing activities	125,605	354,254
Net (decrease) increase in cash and cash equivalents	(18,839)	90,633
Cash and cash equivalents, beginning of period	26,622	5,199
Cash and cash equivalents, end of period	$7,783	$95,832
Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents	7,783	13,188
Restricted cash	-	82,644
Cash and cash equivalents and restricted cash, end of period	$7,783	$95,832
Supplemental financing activities
Cash paid during the period for interest	$27,643	$16,480

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Notes to Consolidated Financial Statements

September 30, 2024

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

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. There have been no non-accrual loans through September 30, 2024.

The allowance for credit losses was $6.7 million and $5.3 million at September 30, 2024 and December 31, 2023, respectively, and is included in the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2024, respectively, this allowance was impacted by an decrease of $1.8 million and an increase of $1.4 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.

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

Equity Method Investments

The Company accounts for its investments in unconsolidated entities under the equity method of accounting. The Company applies the equity method by initially recording these investments at cost, as equity method investments, subsequently adjusted for equity in earnings and cash contributions and distributions. In some instances, the reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months. In the event there is an outside basis portion of the Company’s equity method investments, it is amortized over the anticipated useful lives of the underlying entities’ tangible and intangible assets acquired and liabilities assumed. Any outside basis amortization is included in earnings from equity method investments on the consolidated statement of income.

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

3.
Capital Commitments

The following information sets forth the total capital committed to the Company as of September 30, 2024 and December 31, 2023 (in ‘000s):

	As of September 30, 2024	As of December 31, 2023
Capital Commitments	$755,972	$626,104
Cumulative Capital Funded (1)	338,560	287,117
Unfunded Capital Commitments	$417,412	$338,987

(1)
Excludes cumulative amounts reinvested totaling $16.6 million and $7.5 million as of September 30, 2024 and December 31, 2023, respectively.

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

Each Capital Commitment made by a Member at a closing has its own lock-up period (a “Lock-Up Period”). The Lock-Up Period for each Capital Commitment is the period commencing on the applicable closing and ending on the third anniversary of such closing. Upon the expiration of a Member’s Lock-Up Period, such Member may choose to be released from its Remaining Commitment (as defined below), subject to certain post-commitment period obligations. Beginning in the fourth quarter of 2024 investors will begin to exit their Lock-Up Period in accordance with the Company’s Second Amended and Restated Limited Liability Company Operating Agreement (the “Second A&R LLCA”).

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

4.
Loan Receivables Held for Investment

The following table summarizes the Company’s investments in loan receivables held for investment as of September 30, 2024 (in ‘000s):

Investment (in '000s)	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at September 30, 2024	Interest rate at September 30, 2024(1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$29,276	$29,276	SOFR + 3.06%	$29,276	8.17%	1/10/2025	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	48,325	41,440	SOFR + 3.61%	41,329	8.72%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR + 6.50%	40,933	11.61%	3/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	55,935	SOFR + 4.25%	55,935	9.42%	8/5/2025	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	27,748	27,748	SOFR + 4.75%	27,692	9.85%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	19,585	SOFR + 9.05%	19,585	14.16%	7/10/2024	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	34,692	SOFR + 3.50%	34,509	8.61%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	157,509	157,509	SOFR + 2.25%	157,509	7.35%	8/9/2025	Interest only
Loan 10	Loan origination	Multifamily	8/31/2023	86,300	85,000	SOFR + 2.90%	84,422	8.01%	9/10/2026	Interest only
Loan 11	Loan origination	Mixed Use	11/2/2023	146,000	130,467	SOFR + 5.50%	129,628	10.61%	11/10/2025	Interest only
Loan 12	Loan origination	Hospitality	5/7/2024	30,000	30,000	SOFR + 4.00%	29,735	9.11%	5/10/2027	Interest only
Loan 13	Loan origination	Mixed Use	5/16/2024	110,000	100,063	SOFR + 4.25%	99,149	9.36%	6/10/2026	Interest only
Loan 14	Loan origination	Multifamily	6/11/2024	100,000	97,120	SOFR + 3.75%	96,211	8.86%	7/10/2027	Interest only
Total				$894,867	$849,835		$845,913

•
(1) The above loan receivables held for investment are floating rate loans and are presented with the contractual rate based on SOFR or the applicable SOFR floor plus the applicable spread as of September 30, 2024.

•
Loan 7 matured in July 2024 and has not been repaid. The company has an ongoing dialogue with the borrower. Interest on Loan 7 is not being paid currently, however the Company continues to accrue at the contractual rate based upon management's view of collectability.

•
During July 2024 Loan 9 was extended to August 9, 2025.

•
During August 2024 Loan 5 exercised its first extension option, extending the maturity to August 5, 2025.

The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2023 (in ‘000s):

Investment (in '000s)	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at December 31, 2023	Interest rate at December 31, 2023(1)	Maturity Date	Payment Terms
Loan1	Loan origination	Multifamily	12/17/2021	$41,648	$41,276	SOFR+3.06%	$41,270	8.42%	1/10/2024	Interest only
Loan 2	Loan origination	Industrial	12/28/2021	48,325	41,440	SOFR+3.61%	41,224	8.97%	7/10/2025	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR+6.50%	40,822	11.86%	3/10/2025	Interest only
Loan 4	Loan origination	Multifamily	4/14/2022	41,500	40,782	SOFR+3.30%	40,591	8.66%	5/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	54,328	SOFR+4.25%	54,157	9.60%	8/5/2024	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	37,748	37,748	SOFR+4.75%	37,583	10.11%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	17,362	SOFR+9.05%	17,325	14.41%	3/10/2024	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	34,498	SOFR+3.50%	34,227	8.86%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	162,503	162,503	SOFR+2.25%	161,044	7.61%	8/9/2024	Interest only
Loan 10	Loan origination	Multifamily	8/31/2023	86,300	85,000	SOFR+2.90%	84,222	8.26%	9/10/2026	Interest only
Loan 11	Loan origination	Mixed Use	11/2/2023	146,000	124,100	SOFR+5.50%	122,746	10.86%	11/10/2025	Interest only
Total				$723,733	$680,037		$675,211

•
(1) The above loan receivables held for investment are floating rate loans and are presented with the contractual rate based on

SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2024.
5.
Equity Method Investments

As of September 30, 2024, the Company held 7.19% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $5.7 million and $38.9 million, respectively. As of December 31, 2023 the carrying values of AB CRED II and AB CRED III were $6.0 million and $41.2 million, respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.

At September 30, 2024, the unamortized basis the Company’s equity investments were $0.8 million. At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimated life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the three and nine months ended September 30, 2024 in the amount of $0.2 million and $0.5 million, respectively and during the three and nine months ended September 30, 2023 in the amount of $0.4 million and $1.4 million, respectively.

Summarized financial information for the equity method investments as of June 30, 2024 and December 31, 2023 (balance sheets) and for the three and nine months ended June 30,2024 and June 30, 2023 (statements of income) is as follows:

Balance Sheets (in ‘000s)

	As of June 30, 2024	As of December 31, 2023
Assets
Investments at fair value (cost of $667,419 and $715,385, respectively)	$645,894	$688,366
Cash and cash equivalents	1,498	1,057
Other assets	11,310	10,306
Total assets	658,702	699,729
Liabilities
Accrued expenses	1,234	978
Other liabilities	1,204	1,297
Total liabilities	2,438	2,275
Total equity	656,264	697,454
Total liabilities and equity	$658,702	$699,729

Statements of Income (in '000s)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Total income	$13,008	$19,253
Total expenses	1,459	1,845
Net investment income	11,549	17,408
Net realized gain	(137)	100
Net change in unrealized depreciation	(840)	(1,247)
Net income	$10,572	$16,261

	For the Nine Months Ended June 30, 2024	For the Nine Months Ended June 30, 2023
Total income	$42,117	$55,187
Total expenses	4,256	5,585
Net investment income	37,861	49,602
Net realized gain	(1,088)	706
Net change in unrealized depreciation	(9,152)	(3,156)
Net income	$27,621	$47,152

6.
Fair Value of Financial Instruments

Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.

The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of September 30, 2024 and December 31, 2023, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

September 30, 2024 (in 000’s)	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$845,913	$—	$—	$846,432	$846,432
Liabilities	$845,913	$—	$—	$846,432	$846,432
Repurchase agreement	$277,671	$—	$—	$277,671	$277,671
Note payable	119,707	—	—	119,707	119,707
HSBC Loan	139,539	—	—	139,539	139,539
	$536,917	$—	$—	$536,917	$536,917
December 31, 2023 (in 000’s)
Assets
Loan receivables held for investment	$675,211	$—	$—	$678,586	$678,586
Liabilities	$675,211	$—	$—	$678,586	$678,586
Repurchase agreement	$186,945	$—	$—	$186,945	$186,945
Note payable	123,502	—	—	123,502	123,502
HSBC Loan	135,915	—	—	135,915	135,915
	$446,362	$—	$—	$446,362	$446,362

Fair values for loan receivables held for investment, are measured by discounting future contractual cash flows to be received on the mortgage loan using a discount rate that is derived from observations in the market of discount rates on similar loans with similar credit characteristics and tenor. The discount rate is typically expressed as a spread to Treasuries of a similar tenor if the loan is fixed rate or if floating, as a discount margin to the floating rate index described in the mortgage. The spread or discount margin is reflective of the risk premium associated with the specific loan. Loans that are experiencing deteriorating credit fundamentals, delinquencies, or are anticipated to be foreclosed upon will tend to have higher spreads or discount margins reflecting their higher credit risk. Loans that are experiencing improving fundamentals will correspondingly have lower spreads or discount margins reflecting their improving credit quality.

The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of September 30, 2024 are the discount margins and range from 2.45% to 9.83%. The significant unobservable inputs as of December 31, 2023, are the discount margins and range from 2.45% to 6.83%.

Fair values of Repurchase Agreement, Credit Facility, and Notes Payable approximate their carrying value as of September 30, 2024 and December 31, 2023 because interest rates approximate the discount rates used in calculating the fair value of the investments.

7.
Debt Obligations

Summarized Debt Obligations

The following table summarizes the Company’s debt obligations (in ‘000s):

Debt Obligation (in '000s)	Outstanding Balance as of September 30, 2024	Outstanding Balance as of December 31, 2023	Weighted Average Interest Rate at September 30 2024(1)	Value of Underlying Collateral as of September 30, 2024
Credit facility	$—	$—	N/A	N/A
Repurchase agreement	277,671	186,945	7.55%	386,274
Note payable	119,707	123,502	6.30%	157,509
HSBC Loan	139,539	135,915	7.35%	215,467
Total	$536,917	$446,362		$759,250

(1)
The above rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of September 30, 2024.

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

The maximum principal amount (the “Maximum Commitment”) of the Credit Facility was $65 million. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the Agreement. As of September 2024 the maximum commitment was $140 million. Borrowings under the Credit Facility bear interest at a variable rate dependent on the type of borrowing elected by the Company at the time of drawdown.

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

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. (the “Note Lender”). The Note has a maximum commitment of $125.6 million and is scheduled to mature within one hundred fifty (150) days after August 9, 2024, or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, the Note Lender, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). The Note Payable was extended in accordance with the Loan and Security Agreement based on the underlying loan extension of Loan 9, see footnote 4. Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%. The Note is collateralized by Loan 9, see footnote 4.

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

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Year ending December 31,	Borrowing by Maturity (in '000s)
2024 (last 3 months)	$—
2025	119,707
2026	417,210
2027	—
2028	—
Total	$536,917

The Company’s mortgage notes and credit facility may contain customary events of default and covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instance of material noncompliance with financial covenants as of September 30, 2024.

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

For the three and nine months ended September 30, 2024. the Company incurred Management Fees of $1.2 million and $3.3 million, respectively. ($0.6 million and $1.5 million for the three and nine months ended September 30, 2023, respectively). As of September 30, 2024 and December 31, 2023, the Management Fees payable amounted to $1.2 million and $1.0 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.

Investment Activity

As disclosed in Note 5, the Company holds interests in AB CRED II and AB CRED III, affiliated entities of the Company and unconsolidated joint ventures.

Incentive Fee

Pursuant to the Management Agreement at the end of each calendar quarter, the Investment Manager is entitled to receive an incentive fee (the “Incentive Fee”) equal to the difference between (x) the product of (A) 15% and (B) the difference between (1) Core Earnings (as defined below) of the Company for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), and (2) the product of (I) the weighted average of the Company’s NAV of the three previous calendar quarters (or such lesser number of completed calendar quarters, if applicable) and the Company’s NAV as of the beginning of the then current calendar quarter, and (II) 6% per annum, and (y) the sum of the Incentive Fee previously paid to the Investment Manager with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable); provided, that no Incentive Fee is payable to the Investment Manager with respect to any calendar quarter unless the Core Earnings for the twelve (12) most recently completed calendar quarters (or such lesser number of completed calendar quarters) following the date of the Initial Closing Date is greater than zero. The Incentive Fee is prorated for partial periods, to the extent necessary, based on the number of days elapsed or remaining in such periods as the case may be. Unless otherwise determined by the Investment Manager, the Company’s NAV at the beginning of a calendar quarter for purposes of this Incentive Fee calculation shall be equal to the Company’s NAV as of the end of the previous calendar quarter as increased by capital contributions and decreased by repurchases.

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

For the three and nine months ended September 30, 2024, the Company incurred Incentive Fees of $0.6 million and $2.1 million respectively ($0.4 million and $1.1 million for the three and nine months ended September 30, 2023, respectively) of which the Investment Manager waived $0 and $0 respectively. As of September 30, 2024 and December 31, 2023 the Incentive Fees payable amounted to $0.6 million and $1.5 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.

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

For the three and nine months ended September 30, 2024, the Company incurred reimbursement costs of $0.3 million and $0.9 million, respectively and are included in administration and custodian fees in the accompanying consolidated statements of income. As of September 30, 2024 and December 31, 2023 the Company owes the Investment Manager reimbursement costs in the amount of $0.9 million and $0.0, respectively and are included in related party payables and accrued expenses in the accompanying consolidated balance sheets.

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

For the three and nine months ended September 30, 2024, the Company incurred expenses in excess of the Expense Cap totaling $0.1 million and $0.3 million, respectively ($0.0 million and $0.2 million for the three and nine months ended September 30, 2023, respectively). As of September 30, 2024 and December 31, 2023, the Company is owed $0.1 million and $0.0 million, respectively, to the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be paid at the third anniversary of the initial closing or as soon as practical.

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

10.
Commitments and Contingencies

Commitments

The Company may enter into commitments to fund investments. As of September 30, 2024 and December 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of September 30, 2024:

	Expiration Date	Unfunded Commitment (in '000s)
Loan 1	1/10/2025	$—
Loan 2	7/10/2025	6,885
Loan 3	3/10/2025	1,750
Loan 5	8/5/2025	—
Loan 6	7/5/2025	—
Loan 7	7/10/2024	5,639
Loan 8	3/10/2026	1,108
Loan 9	8/9/2025	—
Loan 10	9/10/2026	1,300
Loan 11	11/10/2025	15,533
Loan 12	5/10/2027	—
Loan 13	6/10/2026	9,937
Loan 14	7/10/2027	2,880
Total		$45,032

As of September 30, 2024, the Company is subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.

The Company had the following unfunded commitments by investment as of December 31, 2023:

	Expiration Date	Unfunded Commitment (in '000s)
Loan 1	1/10/2024	$372
Loan 2	7/10/2025	6,885
Loan 3	3/10/2025	1,750
Loan 4	5/10/2025	718
Loan 5	8/5/2024	1,607
Loan 6	7/5/2025	—
Loan 7	3/10/2024	7,862
Loan 8	3/10/2026	1,302
Loan 9	8/9/2024	—
Loan 10	9/10/2026	1,300
Loan 11	11/10/2025	21,900
Total		$43,696

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

Loan 7 matured in July 2024 and has not been repaid. The company has an ongoing dialogue with the borrower.

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

NAV Per Unit
December 31, 2023	$9.6373
Setpember 30, 2024	$9.5476

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

Portfolio Summary

As of September 30, 2024, the Company had made investments in 13 floating rate loans with a loan balance of $849.8 million along with investments in two unconsolidated equity investments for an initial consideration of $74.7 million. These loans had a weighted average interest rate of 9.11% and weighted average remaining term of 1.41 years.

Portfolio Investment Activity for the period ended September 30, 2024

Loan 7 matured in July 2024 and has not been repaid. The company has an ongoing dialogue with the borrower. Interest on Loan 7 is not being paid currently, however the Company continues to accrue at the contractual rate based upon our view of collectability.

During July 2024 Loan 9 was extended to August 9, 2025.

During August 2024 Loan 5 exercised its first extension option, extending the maturity to August 5, 2025.

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of September 30, 2024:

Investment (in thousands)	Balance	Interest Rate at September 30, 2024	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 1	$29,276	8.17%	1/10/2025	First Lien	Multifamily	California
Loan 2	$41,440	8.72%	7/10/2025	First Lien	Industrial	Mississippi
Loan 3	$41,000	11.61%	3/10/2025	First Lien	Hospitality	California
Loan 5	$55,935	9.42%	8/5/2025	First Lien	Office	Texas
Loan 6	$27,748	9.85%	7/5/2025	First Lien	Hospitality	California
Loan 7	$19,585	14.16%	7/10/2024	First Lien	Mixed Use	California
Loan 8	$34,692	8.61%	3/10/2026	First Lien	Industrial	Georgia
Loan 9	$157,509	7.35%	8/9/2025	First Lien	Student Housing	Various
Loan 10	$85,000	8.01%	9/10/2026	First Lien	Multifamily	Virginia
Loan 11	$130,467	10.61%	11/10/2025	First Lien	Mixed Use	Tennessee
Loan 12	$30,000	9.11%	5/10/2027	First Lien	Hospitality	New York
Loan 13	$100,063	9.36%	6/10/2026	First Lien	Mixed Use	California
Loan 14	$97,120	8.86%	7/10/2027	First Lien	Multifamily	Virginia

As of September 30, 2024 the concentration of loans by property type, geographic location, and loan to value ("LTV") are as follows:

Property type	% of Loan Balance	Geographic Location	% of Loan Balance	LTV	% of Loan Balance
Mixed used	29.40%	California	26.20%	<50%	15.25%
Multifamily	24.90%	Virginia	21.40%	50-60%	32.25%
Student Housing	18.50%	Tennessee	15.40%	60-70%	37.60%
Hotel	11.60%	Texas	6.60%	70%+	14.90%
Industrial	9.00%	Georgia	6.00%	Total	100.00%
Office	6.60%	Mississippi	4.90%
Total	100.00%	New York	3.70%
		Florida	3.30%
		Oregon	2.60%
		Colorado	2.30%
		Other	7.60%
		Total	100.00%

As of September 30, 2024, the Company held 7.19% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $5.7 million and $38.9 million, respectively.

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

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. There have been no non-accrual loans through September 30, 2024.

The allowance for credit losses was $6.7 million and $5.3 million at September 30, 2024 and December 31, 2023, respectively, and is included in the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2024, respectively, this allowance was impacted by an decrease of $1.8 million and an increase of $1.4 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.

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

Results of Operations

The following is a summary of the Company’s operating results for the three and nine months ended September 30, 2024 and 2023 (in ‘000s):

	For the Three months Ended Setpember 30,		For the Nine months Ended September 30,
	2024	2023	2024	2023(1)
Net interest income
Interest income net of amortization/accretion	$21,022	$12,287	$56,347	$30,079
Interest expense	(10,742)	(7,105)	(28,664)	(17,887)
Net interest income	10,280	5,182	27,683	12,192
Provision for credit losses	1,796	(410)	(1,378)	(1,286)
Net interest income after provision for credit losses	12,076	4,772	26,305	10,906
Operating Expenses:
Management fees (see Note 8)	1,236	621	3,315	1,539
Incentive fees (see Note 8)	648	385	2,070	1,067
Professional fees	343	268	982	900
Administration and custodian fees	491	74	1,301	202
Other expenses	5	4	10	40
Total operating expenses	2,723	1,352	7,678	3,748
Other Income:
Reimbursement - Investment Manager (see Note 8)	115	(47)	328	169
Income from equity method investments	1,031	1,589	2,695	4,939
Other income	357	195	1,255	334
Total other income	1,503	1,737	4,278	5,442
Net Income	$10,856	$5,157	$22,905	$12,600

Net income per unit (basic and diluted)	$0.30	$0.29	$0.71	$0.85
Weighted average units outstanding	36,191,199	18,024,113	32,321,950	14,897,713

Net Interest Income (Loss)

Net interest income increased $15.5 million during the nine months ended September 30, 2024, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to an increase in index rates, including Term SOFR, and outstanding principal balances net of portfolio financing.

Interest income increased $26.3 million during the nine months ended September 30, 2024, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to a $324.8 million increase in weighted average principal balance of our loan portfolio, as a result of capital deployment from share issuance and financing proceeds.

Interest expense increased $10.8 million during the nine months ended September 30, 2024, as compared to the corresponding period for the previous fiscal year. The increase was driven by a $160.6 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.

Net interest income increased $5.1 million during the three months ended September 30, 2024, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to an increase in index rates, including Term SOFR, and outstanding principal balances net of portfolio financing.

Interest income increased $8.7 million during the three months ended September 30, 2024, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to a $348.9 million increase in weighted average principal balance of our loan portfolio, as a result of capital deployment from share issuance and financing proceeds.

Interest expense increased $3.6 million during the three months ended September 30, 2024, as compared to the corresponding period for the previous fiscal year. The increase was driven by a $162.1 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.

Operating Expenses

Total operating expenses increased by $3.9 million during the nine months ended September 30, 2024, as compared to the corresponding period for the previous fiscal year. This increase was primarily due to an increase in expenses the calculation of which is related to Net Assets including an increase of $1.8 million in Management Fees, $1.0 million in Incentive Fees and $1.1 million in Administration and Custodian Fees.

Total operating expenses increased by $1.4 million during the three months ended September 30, 2024, as compared to the corresponding period for the previous fiscal year. This increase was primarily due to an increase of $0.6 million in Management Fees, $0.3 million in Incentive Fees and $0.4 million in Administration and Custodian Fees.

Other Income

Total other income decreased by $1.2 million during the nine months ended September 30, 2024, as compared to the corresponding period for the previous fiscal year. The decrease was primarily driven by a decrease of $2.2 million in income from equity method investments. The decrease was partially offset by a $0.9 million increase in other income related to short term investments of cash on hand.

Total other income decreased by $0.2 million during the three months ended September 30, 2024, as compared to the corresponding period for the previous fiscal year. The decrease was driven by a $0.6 million in income from equity method investments. The decrease was partially offset by a $0.2 million increase in other income related to short term investments of cash on hand and $0.2 million increase in reimbursement from the investment manager.

Net Income (Loss)

During the nine months ended September 30, 2024, the net income was approximately $10.3 million higher, as compared to the corresponding period for the previous fiscal year. This increase primarily driven by income from equity method investments and interest income, partially offset by the provision for credit losses, decreased income from equity method investments, and operating expenses.

During the three months ended September 30, 2024, the net income was approximately $5.7 million higher, as compared to the corresponding period for the previous fiscal year. This increase primarily driven by an increase in interest income, partially offset by operating expenses.

Cash Flows Provided by Operating Activities

For the nine months ended September 30, 2024, cash flows provided by operating activities were approximately $20.5 million, primarily driven by net income, distributions of earnings from equity method investments, provision for credit losses and an increase in management fee payable.

Cash Flows Used by Investing Activities

For the nine months ended September 30, 2024, cash flows used in investing activities were approximately $165.0 million, primarily driven by the origination of mortgage loan receivables which was partially offset by the repayment of mortgage loan receivables.

Cash Flows Provided by Financing Activities

For the nine months ended September 30, 2024, cash flows provided by financing activities were approximately $125.6 million, primarily driven by issuance of common units, repurchase agreement borrowings partially offset by paydowns, and distribution paid.

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

Cash and cash equivalents as of September 30, 2024, taken together with the Company’s uncalled Capital Commitments of $425.2 million and the potential for additional borrowings under the Company’s Credit Facility and the Company’s Repurchase Agreement, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.

State Street Credit Facility

On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders.

As of September 30, 2024, the Company had $0 outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

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

As of September 30, 2024, the Company had $119.7 million outstanding on the Note and the Company was in compliance with the terms of the Note.

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

As of September 30, 2024, the Company had $277.7 million outstanding on the repurchase contract and the Company was in compliance with the terms of the Repurchase Agreement. As of September 30, 2024, the remaining amount the Company could utilize under the Repurchase Agreement was $122.3 million.

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

As of September 30, 2024, the Company had $139.5 million outstanding on the HSBC Loan and the Company was in compliance with the terms of the HSBC Loan and Security Agreement.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of September 30, 2024, refer to Note 10 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

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

Assuming that the statement of assets and liabilities as of September 30, 2024, were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates. The total outstanding amount of loan receivable assets and debt obligation liabilities subject to changes on floating interest rate are $849.8 million and $536.9 million, respectively.

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 100 basis points	$(8.5 million)	$(5.3 million)	$(3.1 million)
Down 50 basis points	(4.2 million)	(2.7 million)	(1.6 million)
Up 50 basis points	4.2 million	2.7 million	1.6 million
Up 100 basis points	8.5 million	5.3 million	3.1 million

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended September 30, 2024, there have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document*

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

Date: November 12, 2024

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director