Form 10-K
period 2024-12-31
AB Commercial Real Estate Private Debt Fund, LLC
filed 2025-03-26
CIK 1876255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION lo

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 000-56320

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC

(Exact name of registrant as specified in its charter) e

Delaware	87-1137341
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Hudson Boulevard East

New York, New York 10001

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

As of June 30, 2024, there was no established public market for the registrant’s common stock.

As of March 26, 2025, the registrant had 36,290,817 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

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
•
Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
•
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition.
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
•
We are subject to risks associated with artificial intelligence and machine learning technology.

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

The Investment Manager

We are a Delaware limited liability company managed by the Investment Manager, an SEC registered investment adviser. The team focused on managing the Company is comprised of investment and asset management professionals from AB’s Commercial Real Estate Debt Group (collectively, the “Team”). As of December 31, 2024, the 20 investment professionals on the Team have significant experience across all aspects of real estate transactions and capital structures, uniquely positioning us to source, underwrite, and manage investment opportunities throughout the real estate universe.

AB US CRED Organizational Structure

Experienced, collaborative team

US Commercial Real Estate Debt Team

Peter Gordon*
Chief Investment Officer

Prior Affiliations: Angelo Gordon, Goldman Sachs, Morgan Stanley

New York

Edward Gellert*
Managing Director

Zach Hoffman
Director

Shane McGrogan
Vice President

Sean Gibbs
Vice President

Austin Brush
Associate

Jason Kennedy
Analyst

Midge Brogan*
Managing Director

Evan Katzin
Director

Kevin Aliaga
Vice President

Nandita Makam
Vice President

Anna Baumeister
Associate

New Hire
Associate

Yanshu Li*
Head of Asset Management

Caitlin Farrell
Vice President

Trey Marker
Vice President

Avi Spitz
Associate

Jack Geiger
Associate

Los Angeles

David Sotolov
Head of Originations

Taylor Callaway
Director

Jake Fideler
Associate

New Hire
Associate

New Hire
Vice President

Investment Committee

Mark Manley
AB General Counsel

Matthew Bass
Head of Private Alternatives

Michael Canter
Head of Securitized Assets

Clark Coffee
CIO, European CRED

Business Development

Jeff Saltzman
Managing Director

Philipp Lehner
Managing Director

Amy Pearl
Director

Jorden Korte
Vice President

AB Corporate Infrastructure (1,500+)

- Valuation & Ratings
- Information Technology
- Legal / Compliance
- Luxembourg AFIM
- Global Fund Accounting
- Human Resources

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
moderated LTVs; and
•
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

An overview of the investment process is illustrated below:

AB US CRED Investment Process

Robust underwriting standards and due diligence result in a highly selective investment process

Transaction Sourcing and Screening

- Deals sourced through debt/equity networks, repeat borrowers, bankers & brokers
- **Production (weekly):** review for “fit” and competition. Decision on resources
- **Pipeline (weekly):** identification and initial evaluation of the asset, sponsor, structure, business plan, pricing and key risks
- **Screening (weekly):** full discussion of deal, risks and mitigants. Decision to issue term sheet/application

Due Diligence and Underwriting

- Diligence the market, sponsor, asset, ESG and business plan
- Extensive external legal review of collateral – title, survey, ownership, leases etc.
- Draft and negotiate loan documentation with external counsel
- Physical property inspection by deal team and third-party consultants – appraiser, engineers etc.
- Stressed analysis to test loan structure, sponsor behavior and exit options

Final Approval and Closing

- Approve deal structure
- Counsel review and finalize documentation
- **Investment Committee** (scheduled as needed)
- Call capital and fund loan

Asset Management and Exit Strategy

- Regular discussions with sponsors & borrowers
- Future funding
- Manage loan risk through proactive outreach and modifications, if necessary
- Quarterly review with internal risk group and subcommittee
- Continually evaluate exit options: status quo, refinancing, recap, asset sale, loan sale

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

Leverage

Where appropriate, certain portfolio investments may be leveraged using both direct and/or structural leverage. Direct leverage may include the utilization of bank credit facilities, subscription facilities, and repurchase agreements. We may incur leverage directly or may form direct or indirect bankruptcy remote special purpose subsidiaries that may hold all or any portion of our investment portfolio and enter into credit facilities that may hold all or any portion of our investment portfolio and enter into credit facilities or issue debt in collateralized loan obligations or otherwise. Use of structural leverage may include syndicating senior participations in originated senior loans to other investors while retaining a subordinated debt position. We may also choose to syndicate pari passu interests of originated mortgage positions or syndicate participating interests in an originated subordinated debt position if the Investment Manager believes such an approach is consistent with our investment strategy. The overall leverage will vary as a percentage of investment value and depend upon the composition of the portfolio. We endeavor to not incur direct debt if, upon the incurrence thereof, the ratio of total direct debt-to-equity of the Company as a whole will exceed 3:1, or 300%, at the portfolio level and 4:1, or 400%, on individual assets. It is anticipated that such leverage provided under credit facilities will contain certain customary affirmative and negative covenants and events of default typical of such facilities. Our assets may be pledged to secure such indebtedness, as more fully described in the LLC Agreement.

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

Financing

State Street Credit Facility

On December 14, 2021, the Company entered into a credit agreement (the “State Street Credit Agreement”) to establish a revolving credit facility (the “State Street Credit Facility”) with State Street Bank and Trust Company as administrative bank and a lender, and any other lender that becomes a party to the State Street Credit Agreement in accordance with the terms of the State Street Credit Agreement.

As of December 31, 2024, the Company had $38.0 million outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. (the “Note Lender”). The Note has a maximum commitment of $125.6 million and is scheduled to mature within one hundred fifty (150) days after the current maturity date of the underlying collateral of August 9, 2025, or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, the Note Lender, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). Pursuant to the terms of the Loan and Security Agreement, the maturity of the Note was automatically extended to January 6, 2026, upon the loan extension of underlying Loan 9 in the Company's portfolio. Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%.

As of December 31, 2024, the Company had $119.7 million outstanding on the Note and the Company was in compliance with the terms of the Note.

For further details, see “Note 4. Loan Receivables Held for Investment” and “Note 7. Debt Obligations,” to the Company’s financial statements.

Repurchase Agreement.

On April 27, 2022, AB CRE PDF Member I LLC entered into a $150 million master repurchase and securities contract agreement (as amended and restated from time to time, the “Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. pursuant to the Repurchase Agreement.

Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The initial expiration date of the Repurchase Agreement was April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement. During July 2022 the Company increased the Maximum Facility Amount to $200 million. During April 2024, the Company increased the Facility Amount to $300 million, increased the Maximum Facility Amount to $400 million and extended the maturity to April 27, 2026.

As of December 31, 2024, the Company had $246.5 million outstanding on the repurchase contract and the Company was in compliance with the terms of the Repurchase Agreement. As of December 31, 2024, the remaining amount the Company could utilize under the Repurchase Agreement was $153.5 million.

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

As of December 31, 2024, the Company had $141.3 million outstanding on the HSBC Loan and the Company was in compliance with the terms of the HSBC Loan and Security Agreement.

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

Incentive Fee

At the end of each calendar quarter, the Investment Manager is entitled to receive an Incentive Fee equal to the difference between (x) the product of (A) 15% and (B) the difference between (1) Core Earnings of the Company for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), and (2) the product of (I) the weighted average of the Company’s NAV of the three previous calendar quarters (or such lesser number of completed calendar quarters, if applicable) and the Company’s NAV as of the beginning of the then current calendar quarter, and (II) 6% per annum, and (y) the sum of the Incentive Fee previously paid to the Investment Manager with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable); provided, that no Incentive Fee is payable to the Investment Manager with respect to any calendar quarter unless the Core Earnings for the twelve (12) most recently completed calendar quarters (or such lesser number of completed calendar quarters following the date of the Initial Closing is greater than zero. The Incentive Fee is prorated for partial periods, to the extent necessary, based on the number of days elapsed or remaining in such periods as the case may be. Unless otherwise determined by the Investment Manager, the Company’s NAV at the beginning of a calendar quarter for purposes of this Incentive Fee calculation shall be equal to the Company’s NAV as of the end of the previous calendar quarter as increased by capital contributions and decreased by repurchases.

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

Organization and Offering Expenses

We reimburse the Investment Manager for our organizational and offering expenses (“Organizational Expenses”). For the years ended December 31, 2024 and December 31 2023, the Investment Manager incurred a total of approximately $0 and $0, respectively, in documented organizational costs and expenses on our behalf. Each Member is solely responsible for its own legal and tax counsel and any out-of-pocket expenses incurred in connection with its investment in the Company.

Pursuant to an Expense Limitation Agreement (as amended), the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap will be maintained until the third anniversary of the Initial Closing. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be charged to the Company during the three year period that the cap is in place, provided that no such payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, and reserves for and costs associated with determining current expected credit losses, will not be included as Company Expenses for purposes of calculating the expense cap. For the years ended December 31, 2024 and December 31, 2023, the Company incurred expenses less than the expense cap totaling $0 and $0, respectively. As of December 31, 2024 and December 31, 2023 the Company is owed reimbursements of $0 and $0 million, respectively from the Investment Manager. The Expense Limitation Agreement was amended and restated on June 20, 2022 to, among other things, clarify that loan servicing fees and expenses, and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operation of the Portfolio Investments (as defined therein) are not to be included as Company Expenses (as defined therein) for purposes of calculating the Expense Cap (as defined therein).

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

NAV Per Unit
December 31, 2023	$9.6373
December 31, 2024	$9.4815

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

Operating and Regulatory Structure

REIT Qualification

We have elected to be taxed as a REIT beginning with our taxable year that begins on the date of the Initial Closing. We believe that our organization and operations qualify us for taxation as a REIT under the U.S. federal income tax laws. To qualify as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our securities. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. In addition, subject to maintaining our qualification as a REIT, a portion of our business may be conducted through, and a portion of our income may be earned with respect to, our taxable REIT subsidiaries, (“TRSs”), should we decide to form TRSs in the future, which are subject to corporate income tax. Any distributions paid by us generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to qualified dividends received by us from a TRS, should we decide to form a TRS in the future.

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
•
the end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
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

Taxation as a REIT

We have elected to be taxed as a REIT beginning with our taxable year that begins on the date of the Initial Closing. We believe that we are organized and will operate in such a manner as to qualify for taxation as a REIT under the U.S. federal income tax laws.

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

The following table sets forth the dividends declared and their related tax characterization for the fiscal tax years ended December 31, 2024 and December 31, 2023:

Fiscal Tax Year	Distributions Declared	Return of Capital	Dividends
Year ended December 31, 2024	100.00%	0.00%	100.00%
Year ended December 31, 2023	100.00%	0.00%	100.00%

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

Under the Foreign Investment in Real Property Tax Act of s1980, which is referred to as “FIRPTA,” distributions to a non-United States Holder that are attributable to gain from sales or exchanges by us of United States real property interests, whether or not designated as a capital gain dividend, will cause the non-United States Holder to be treated as recognizing gain that is income effectively connected with a United States trade or business. Non-United States Holders will be taxed on this gain at the same rates applicable to United States Holders, subject to a special alternative minimum tax in the case of nonresident alien individuals. Also, this gain may be subject to a 30% (or lower applicable treaty rate) branch profits tax in the hands of a non-United States Holder that is a corporation. The term “United States real property interests” generally does not include mortgage loans or mortgage-backed securities. As a result, we do not anticipate that it will generate material amounts of gain that would be subject to FIRPTA.

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

Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition.

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine and Russia and the conflicts in the Middle East) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the United States and worldwide. The success of our investment activities could be affected by general economic and market conditions in the United States and in the rest of the world, as well as by changes in applicable laws and regulations (including laws relating to taxation of our investments), trade barriers, currency exchange controls, rate of inflation, currency depreciation, asset re-investment, resource self-sufficiency and national and international political and socioeconomic circumstances in respect of the non-U.S. countries in which we may invest. These factors may affect the level and volatility of securities prices and the liquidity of the Company’s investments, which could impair our profitability or result in losses. General fluctuations in the market prices of securities and interest rates may affect our investment opportunities and the value of our investments. We may maintain substantial trading positions that can be adversely affected by the level of volatility in the financial markets; the larger the positions, the greater the potential for loss. Declines in the performance of national economies or the credit markets in certain jurisdictions have had a negative impact on general economic and market conditions globally, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

For example, the impact of potential downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Similarly in Europe, since 2010 several European Union, or the EU, countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is ongoing concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The United Kingdom’s, or the U.K., decision to leave the EU, or Brexit, has also led to volatility in global financial markets. The longer term economic, legal, political and social implications of Brexit remain unclear. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the U.K. and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential further decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the U.K.’s sovereign credit rating, could also have an impact on the performance of certain investments made in the U.K. or Europe.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. Because Russia is a major exporter of oil and natural gas, the invasion and related economic sanctions have reduced the supply, and increased the price, of energy, which has a material effect on inflation and may continue to exacerbate ongoing supply chain issues. There is also the ongoing risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company’s portfolio and the value of an investment in the Company. Moreover, sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

Similarly, conflicts in the Middle East, including the conflict between Israel and Hamas, could have a negative impact on the economy and business activity globally, and therefore could adversely impact the performance of our investments. The severity and duration of any such conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas.

The Investment Manager’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Investment Manager’s businesses and operations (including those of the Company). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Company and could adversely affect the Company’s profitability, impede the ability of the Company to perform under or refinance their existing obligations and impair the Company’s ability to effectively deploy its capital or realize its investments on favorable terms.

Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments.

Deterioration in market conditions could have a material adverse effect on our financial performance and borrowers’ ability to meet their debt obligations comprising our Portfolio Investments.

Our strategy in some investments may be based, in part, upon the premise that real estate businesses and assets securing our commercial mortgage loans and other debt investments will be consistent with the Investment Manager’s estimates. Further, our strategy relies, in part, upon local market conditions continuing during our term. The commercial real estate and credit markets are volatile and it is not possible for us to predict whether any trends will continue in the future or quantify the impact of such trends on our financial results. Deterioration in economic trends could have a material adverse effect on our financial performance and borrowers’ ability to meet their debt obligations comprising our Portfolio Investments. No assurance can be given that commercial mortgage loans and other debt instruments can be acquired at favorable prices or that the market for such assets will recover, or continue to improve, as the case may be, since this will depend, in part, upon events and factors outside the control of the Investment Manager.

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

We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to the Company, the Investment Manager, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We may not be in a position to control the use of AI technology in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the Adviser may us AI in the future in connection with investment decisions and to help make investment recommendations. The use of AI could also exacerbate or create new and unpredictable risks to our business and the Investment Manager’s business, including by potentially significantly disrupting the markets in which we operate or subjecting us and the Investment Manager to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us and the Investment Manager. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by us and the Investment Manager.

Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. Additionally, the AI models may themselves be poorly structured and generate materially inaccurate and erroneous results. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

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
•
the year in which our total annual gross revenues first exceed $1.235 billion;
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

The Secretary of the Company relies on the Investment Manager’s Chief Compliance Officer to assist with assessing and managing material risks from cybersecurity threats. The Investment Manager’s Chief Compliance Officer has 13 years of experience in the financial services industry, and during such time has acquired relevant experience overseeing and actively managing cybersecurity and information security programs for financial services companies with complex information systems. The Company’s Secretary has been responsible for the general oversight function as Secretary to the Company since its inception and has worked in the financial services industry for 11 years.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our Units. As of March 26, 2025 we had 36,290,817 units outstanding held by a total of approximately 2,333 Members.

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

We are a Delaware limited liability company formed on June 1, 2021 to operate as a private investment fund generally for qualified US investors. We have elected and intend to qualify annually to be taxed as a REIT under the Code. Our Board was appointed to serve the Company. However, pursuant to the Management Agreement between us and the Investment Manager, the Board delegated to the Investment Manager all rights, power, authority, discretion, duties and responsibilities in respect of the Company, including without limitation, responsibility for the investment activities of the Company and the day-to-day management and administration of the Company. The Board remains responsible for overseeing the performance of the Investment Manager. The investment management services provided by the Investment Manager are in accordance with our investment objectives and policies, subject to the oversight by the Board. To achieve certain tax, regulatory and/or administrative efficiencies, we may invest through or otherwise utilize one or more Subsidiaries that are managed and/or sponsored by the Investment Manager or its affiliates. The discussion in this Annual Report relating to investments made by us or other actions may relate to such investments or other actions made by a Subsidiary, as applicable. Our investment objective is to generate attractive risk-adjusted returns through a diversified portfolio of commercial real estate-related investments that are predominantly credit investments secured by commercial real estate located in the United States, principally through investments made pursuant to the investment program described herein.

We, directly or indirectly (including through a Subsidiary), invest in Portfolio Investments that may include, without limitation, the following: Directly Originated Loans; legacy, new issue, and single-borrower CMBSs; commercial real estate-related securities; performing, sub-performing and non-performing loans; and net lease assets. While we intend to focus primarily on loans directly secured by commercial real estate-related assets, we also have the flexibility, subject to compliance with the REIT qualification requirements, to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt. We may also invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with our investment objective. We retain ultimate discretion on our investment profile.

Income

Our investment objective is to generate attractive risk-adjusted returns through investments primarily in loans secured by high quality commercial real estate properties located in the United States. The Investment Manager seeks to prioritize capital preservation and stable income for investors by building a portfolio of investments primarily through Directly Originated Loans secured by high-quality commercial real estate properties, including senior mortgage loans, mezzanine loans, and B-notes. Our investment strategy also allows for the acquisition of discounted loans with room to restructure in order to improve recoverability above the price paid or achieve an enhanced income stream. To a lesser extent, the Investment Manager may invest in the following: legacy, new issue, and single-borrower CMBSs; commercial real estate-related securities; performing, sub-performing and non-performing/distressed loans; and net lease assets. While we intend to focus mainly on loans directly secured by commercial real estate-related assets, we also have the flexibility to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt, and may invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with the investment objective. This embedded diversification enables the Team to invest across real estate debt opportunities in various stages of an economic cycle, and to capitalize on dislocations in the markets over time.

We may generate revenue in the form of cash dividends, interest and other similar cash distributions received by the Company in respect of its investments, as well as principal repayment or sale or distribution proceeds in respect of such investments.

Expenses

Our primary operating expenses generally include the payment of fees to the Investment Manager pursuant to the Management Agreement and the LLC Agreement, payment of fees to the Administrator pursuant to the Administration Agreement and reimbursement of the Investment Manager or its affiliates for Organizational Expenses. See Item 1. Business—Investment Manager Fees for a description of fees payable to our Investment Manager under the Management Agreement and the LLC Agreement.

We have reimbursed the Investment Manager for Organizational Expenses. Pursuant to an Expense Limitation Agreement, the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap will be maintained until the third anniversary of the date of the Initial Closing. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be reimbursed by the Company during the period of time following the end of the amortization period and ending on the third anniversary of the start of the amortization period, provided that no reimbursement payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, and reserves for and costs associated with determining current expected credit losses, will not be included as Company Expenses for purposes of calculating the expense cap.

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

Portfolio Summary

As of December 31, 2024, the Company had outstanding investments in thirteen floating rate loans with a loan balance of $871.5 million, along with investments in two unconsolidated equity investments for an initial consideration of $74.7 million. These loans had a weighted average interest rate of 8.42% and weighted average remaining term of 1.25 years.

Portfolio Investment Activity

For the year ended December 31, 2024, the Company invested and disbursed subsequent draws of $281.5 million (four new loans) and $16.8 million, respectively as well as and the Company received total repayments of $109.9 million.

Loan 7 matured in July 2024 and has not been repaid. The Company has an ongoing dialogue with the borrower. As of October 2024, the Company has changed Loan 7 to non-accrual status based upon management’s view of collectability.

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of December 31, 2024 (in 000’s):

Investment	Balance	Interest Rate at December 31, 2024	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 1	$29,276	7.54%	1/10/2026	First Lien	Multifamily	California
Loan 3	$41,000	10.98%	3/10/2025	First Lien	Hospitality	California
Loan 5	$55,935	8.78%	8/5/2025	First Lien	Office	Texas
Loan 6	$27,748	9.23%	7/5/2025	First Lien	Hospitality	California
Loan 7	$19,625	13.53%	7/10/2024	First Lien	Mixed Use	California
Loan 8	$34,692	7.98%	3/10/2026	First Lien	Industrial	Georgia
Loan 9	$157,509	6.65%	8/9/2025	First Lien	Student Housing	Various
Loan 10	$85,000	7.38%	9/10/2026	First Lien	Multifamily	Virginia
Loan 11	$132,885	9.98%	11/10/2025	First Lien	Mixed Use	Nashville
Loan 12	$30,000	8.48%	5/10/2027	First Lien	Hospitality	New York
Loan 13	$100,063	8.73%	6/10/2026	First Lien	Mixed Use	California
Loan 14	$98,770	8.23%	7/10/2027	First Lien	Multifamily	Virginia
Loan 15	$59,000	8.88%	1/9/2027	First Lien	Office	California

As of December 31, 2024, the concentration of loans by property type, geographic location, and origination loan to value ("LTV") are as follows:

Property type	% of Loan Balance	Geographic Location	% of Loan Balance	LTV	% of Loan Balance
Mixed used	29.00%	California	32.40%	<50%	14.90%
Multifamily	24.40%	Virginia	21.10%	50-60%	31.70%
Student Housing	18.10%	Tennessee	15.20%	60-70%	32.10%
Hotel	11.30%	Texas	6.40%	70%+	21.30%
Office	13.20%	Georgia	5.80%	Total	100.00%
Industrial	4.00%	New York	3.60%
Total	100.00%	Florida	3.20%
		Oregon	2.50%
		Colorado	2.30%
		Washington	1.50%
		Other	6.00%
		Total	100.00%

As of December 31, 2024, no individual property type, by underlying property value, makes up a majority of the exposure in the Company’s Mixed Use exposure. Office and Production Studio make up the largest exposures within the category.

As of December 31, 2024, the Company held 7.18% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.7 million and $27.3 million respectively.

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

The asset-specific reserve component relates to reserves for losses on individually impaired loans. The Company evaluates each loan for impairment at least quarterly. Impairment occurs when it is deemed probable that the Company will not be able to collect all principal amounts due according to the contractual terms of the loan. If the loan is considered to be impaired, an allowance is recorded to reduce the carrying value of the loan to the present value of the expected future cash flows discounted at the loan’s effective rate or the fair value of the collateral, less the estimated costs to sell, if recovery of the Company’s investment is expected solely from the collateral. The Company may use the direct capitalization rate valuation methodology or the sales comparison approach to estimate the fair value of the collateral for such loans and in certain cases will obtain external appraisals and take into account potential sale bids. Determining fair value of the collateral may take into account a number of assumptions including, but not limited to, cash flow projections, market capitalization rates, discount rates and data regarding recent comparable sales of similar properties. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties.

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

The allowance for credit losses was $6.1 million and $5.3 million at December 31, 2024 and December 31, 2023, respectively, and is included in the accompanying consolidated balance sheets. During the year ended December 31, 2024 this allowance was impacted by an increase of $0.9 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.

Non-accrual loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The Company has one non-accrual loan as of December 31, 2024, which the Company believes is not impaired based on an evaluation of the collectability of the principal.

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

Federal Income Taxes

We have elected and intend to qualify annually to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year that began on the date of our Initial Closing. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT taxable income, subject to certain adjustments and excluding any net capital gain, to Members. Our intention is to adhere to the REIT qualification requirements and to maintain our qualification for taxation as a REIT.

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

Operations

The following table presents the results of our operations for the years ended December 31, 2024 and 2023, respectively (in 000’s):

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net interest income (loss)
Interest income net of amortization/accretion	$75,638	$46,030
Interest expense	(38,568)	(25,756)
Net interest income	37,070	20,274
Provision for credit losses	(851)	(3,672)
Net interest income (loss) after provision for credit losses	36,219	16,602
Operating expenses
Management fees	4,538	2,579
Incentive fees	2,575	1,547
Professional fees	1,352	1,197
Administration and custodian fees	1,656	319
Other expenses	11	92
Total operating expenses	10,132	5,734
Other income
Reimbursement – Investment Manager (see Note 8)	215	(5)
Waived Management Fees	—	—
Impairment of equity method investments	(2,154)	—
Income from equity method investments	3,150	5,905
Other income	1,446	780
Total other income	2,657	6,680
Net income	$28,744	$17,548
Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.86	0.94
Weighted average units outstanding	33,379,545	18,662,148

Net Interest Income (Loss)

For the year ended December 31, 2024, the Company’s net interest income was $37.1 million compared to $20.3 million for the year ended December 31, 2023. The increase period over period was primarily due to an increase of $29.6 million in interest income driven by the Company funding four additional loans in 2024, increasing our weighted average portfolio balance by $304.5 million relative to the year ended December 31, 2023. The increase was partially offset by the increase in interest expense of $12.8 million from an increased weighted average portfolio financing for the year ended December 31, 2024. The income for the period was positive as interest expense and the provision for credit losses did not exceed interest income net of amortization/accretion.

Operating Expenses

For the year ended December 31, 2024, operating expenses were $10.1 million compared to $5.7 million for the year ended December 31, 2023. The increase was primarily driven by an increase of $2.0 million in management fees along with an increase of $1.0 million in incentive fees earned by the Investment Manager as well as an increase of $1.4 million in administration and custodian fees.

Total Other Income

For the year ended December 31, 2024, total other income was $2.7 million compared to $6.7 million for the year ended December 31, 2023 The decrease was primarily driven by a decrease of $4.9 million in income from equity method investments primarily due to repayments on the underlying loan portfolio in those vehicles. The decrease was partially offset by an increase of $0.7 million in other income from the investment of cash in a money market fund.

Cash Flows Provided by Operating Activities

For the year ended December 31, 2024, cash flows provided by operating activities were $30.9 million.

Cash Flows Used by Investing Activities

For the year ended December 31, 2024, cash flows used by investing activities were $175.0 million, primarily driven by expenditures to originate and purchase new loans.

Cash Flows Provided by Financing Activities

For the year ended December 31, 2024, cash flows provided by financing activities were $128.3 million, primarily driven by the issuance of Units, repurchase agreement net borrowings, net paydowns on the Company’s debt obligations.

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

Cash and cash equivalents as of December 31, 2024, taken together with the Company’s uncalled Capital Commitments of $428.9 million and the potential for additional borrowings under the Credit Facility, is expected to be sufficient for the Company’s investing activities, payment of distributions and to conduct the Company’s operations for at least the next twelve months.

Capital Commitments

The Company entered into separate subscription agreements with a number of investors for the Private Offering. Each investor will make a capital commitment (a “Capital Commitment”) to purchase Units pursuant to a subscription agreement (a “Subscription Agreement”). We refer to the initial date on which Capital Commitments were first accepted by or on behalf of the Company from Members as the “Initial Closing,” and each such date on which Capital Commitments are accepted as a “closing.” Thereafter, subsequent closings for additional Capital Commitments from new and existing Members may generally be held as of the end of the calendar quarter, subject to our discretion to hold closings at any other time. As of December 31, 2024, the Company received capital commitments of $763 million, of which $428 million remained unfunded. During the year ended December 31, 2024 the Company received a request to redeem 433,789 common units all of which are still in the redemption queue as of December 31, 2024.

For further details, see “Note 3. Capital Commitments,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of December 31, 2024, refer to Note 10 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

State Street Credit Facility

On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders. The maximum principal amount (the “Maximum Commitment”) of the Credit Facility was initially $65 million. The Maximum Commitment may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the State Street Credit Agreement. As of December 31, 2024, the Maximum Commitment was $100 million.

As of December 31, 2024, borrowings under the State Street Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR (SOFR plus the applicable spread based upon the interest period of one-month in the amount of 0.0%, three-month in the amount of 0.0% and six month in the amount of 0.0%) for the applicable Interest Period; and (ii) with respect to reference rate loans, the reference rate in effect from day to day which is the Federal Funds Rate plus 0.50%.

On December 14, 2022, the Company entered into an amendment (the “First Amendment”) to the State Street Credit Agreement. The First Amendment, among other changes, (i) extended the maturity date of the State Street Credit Facility from December 13, 2022 to December 12, 2023 and (ii) provided for a mechanism to temporarily increase the Maximum Commitment on an uncommitted basis.

On December 12, 2023, the Company entered into an amendment (the “Second Amendment”) to the State Street Credit Agreement. The Second Amendment, among other changes, (i) extended the maturity date of the State Street Credit Facility from December 12, 2023 to December 10, 2024 and (ii) increased the Borrowing Base from 60 percent of the aggregate Unfunded Capital Commitments to 70 percent of the aggregate Unfunded Capital Commitments.

On December 10, 2024, the Company entered into an amendment (the “Third Amendment”) to the State Street Credit Agreement. The Third Amendment, among other changes, (i) extended the maturity date of the State Street Credit Facility from December 10, 2024 to December 10, 2026 and (ii) provided for a mechanism to temporarily increase the Maximum Commitment to $250 million until April 30, 2025, after which date the Maximum Commitment will be reduced to $140 million.

As of December 31, 2024, the Company had $38.0 million outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Repurchase Agreement

On April 27, 2022, AB CRE PDF Member I LLC entered into a $150 million master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Repurchase Agreement, AB CRE PDF Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The initial expiration date of the Repurchase Agreement was April 27, 2025.

On July 21, 2022, the Company entered into an omnibus amendment (the “First Repurchase Agreement Amendment”) to the Repurchase Agreement. The First Repurchase Agreement Amendment increased the Maximum Facility Amount to $200 million.

On April 26, 2024, the Company entered into an amendment (the “Second Repurchase Agreement Amendment”) to the Repurchase Agreement. The Second Repurchase Agreement Amendment (i) increased the Maximum Facility Amount to $400 million and (ii) extended the maturity date of the Repurchase Agreement to April 27, 2026.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. (the “Note Lender”). The Note has a maximum commitment of $125.6 million and is scheduled to mature within one hundred fifty (150) days after the maturity date of the underlying collateral of August 9, 2025, or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, the Note Lender, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). Pursuant to the terms of the Loan and Security Agreement, the maturity of the Note was automatically extended to January 6, 2026, upon the loan extension of underlying Loan 9 in the Company's portfolio. Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%. For further details, see “Note 4. Loan Receivables Held for Investment” and “Note 7. Debt Obligations,” to the Company’s financial statements.

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

We are subject to financial market risks, including changes in interest rates. To the extent that we borrow money to make investments, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. Because we expect that most of our investments will bear interest at floating rates, we anticipate that an increase in interest rates would have a corresponding increase in our interest income that would likely offset any reduction in our net investment income. A decrease in interest rates may reduce net investment income, because new investments may be made at lower rates despite the increased demand for the Company’s capital that the decrease in interest rates may produce. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

Assuming that the statement of assets and liabilities as of December 31, 2024 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in 000’s).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(16,772.7)	$(16,365.8)	$(406.9)
Down 200 basis points	(13,461.7)	(10,910.6)	(2,551.1)
Down 100 basis points	(8,622.6)	(5,455.3)	(3,167.3)
Down 50 basis points	(4,357.5)	(2,727.6)	(1,629.9)
Up 50 basis points	4,357.5	2,727.6	1,629.9
Up 100 basis points	8,715.0	5,455.3	3,167.3
Up 200 basis points	17,430.1	10,910.6	6,519.5
Up 300 basis points	26,145.1	16,365.8	9,779.3

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

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of the Company’s principal executive and financial officers, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Name	Age
Matthew Bass	46
Peter J. Gordon	54
Edward Gellert	58
Marguerite Brogan	67

The address for each of our directors is AB Commercial Real Estate Private Debt Fund, LLC, 66 Hudson Boulevard East, New York, New York 10001.

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

Code of Ethics

The Investment Manager has adopted a code of ethics pursuant to Rule 204A-1 under Advisers Act that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. The Company has adopted and is subject to the Investment Manager’s code of ethics. The code of ethics applies to, among others, the Company’s senior officers, including its principal executive and financial officers, as well as every officer, director and employee of the Company. The Investment Manager’s codes of ethics generally do not permit investments by its employees in securities that may be purchased or held by the Company. Persons subject to this code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. A copy of the Investment Manager’s code of ethics is available to the Members on the Company’s website: https://www.alliancebernstein.com/content/dam/corporate/corporate-pdfs/code-of-ethics.pdf

Insider Trading Policy

The Company has adopted an insider trading policy applicable to the Company’s and the Investment Manager’s directors and officers and employees, which is included within the Company’s code of ethics which is filed as an exhibit to this Annual Report on Form 10-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors, and any persons holding more than 10% of its Units, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to the directors and Members of the Company were timely satisfied.

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

If appointed, none of our executive officers will receive direct compensation from us. We may reimburse the Investment Manager the allocable portion of the compensation paid by the Investment Manager for the Company’s allocable share of compensation paid to certain of the Investment Manager’s non-investment personnel, which compensation is allocated among the Company and other applicable clients of the Investment Manager on a basis that the Investment Manager believes in good faith to be fair and reasonable. See “Item 1. Business—Staffing” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons; Policies and Procedures for Review of Related Party Transactions—Management Agreement and LLC Agreement.”

Compensation of Directors

No compensation is expected to be paid to our directors, each of whom is an employee of, or otherwise affiliated with, the Investment Manager or its affiliates.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee because our executive officers and directors do not receive any direct compensation from the Company.

Timing of Grants of Options

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2024. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 26, 2025, the beneficial ownership of Units of our directors and each person known to the Company to beneficially own 5.0% or more of the outstanding Units.

The percentage ownership is based on 36,290,817 Units outstanding as of March 26, 2025 As of such date, there were no Units subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Company’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Units beneficially owned. The address for each listed individual is c/o AB Commercial Real Estate Private Debt Fund, LLC, 66 Hudson Boulevard East, New York, NY 10001.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Beneficial owners of 5% or more	—	*%
Directors
Matthew Bass	—	*
Peter J. Gordon	6,927.366	*
Edward Gellert	4,044.381	*
Marguerite Brogan	5,512.720	*
All Directors as a group (4 persons)	16,484.467	*

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

Under the Management Agreement and the LLC Agreement, the Company is also required to reimburse the Investment Manager for documented costs and expenses incurred by it on behalf of the Company, except those specifically required to be borne by the Investment Manager under the Management Agreement and the LLC Agreement. The Investment Manager is responsible for, and the Company does not reimburse the Investment Manager for, the expenses related to investment personnel of the Investment Manager who provide services to the Company. However, the Company does reimburse the Investment Manager for the Company’s allocable share of compensation paid to certain of the Investment Manager’s non-investment personnel, which compensation is allocated among the Company and other applicable clients of the Investment Manager on a basis that the Investment Manager believes in good faith to be fair and reasonable.

For the years ended December 31, 2024 and December 31, 2023, the Company incurred Management Fees of $4.5 million and $2.6 million, respectively, of which the Investment Manager waived $0.0 million and $0.0 million, respectively). As of December 31, 2024 and December 31, 2023 the Management Fees payable amounted to $2.5 million and $1.0 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.

Transfer Agent Agreement

We entered into a transfer agent agreement with AllianceBernstein Investor Services, Inc., a subsidiary of the Investment Manager, pursuant to which AllianceBernstein Investor Services, Inc. acts as transfer agent of the Company. For the years ended December 31, 2024 and December 31, 2023 the Company incurred $0.1 million and $0.1 million, respectively, pursuant to the transfer agent agreement.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (“PwC”) for professional services performed for the Company’s fiscal periods ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Period Ended December 31, 2023
Audit Fees	$595,000	$555,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$595,000	$555,000

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

3.2

Second Amended and Restated Limited Liability Company Agreement of AB Commercial Real Estate Private Debt Fund, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on June 21, 2022)

4.1

Description of Securities of AB Commercial Real Estate Private Debt Fund, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on June 21, 2022)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 (File No. 000-56320) filed with the SEC on September 21, 2021)

10.2

Second Amended and Restated Investment Management Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on June 21, 2022)

10.3

Master Administrative Services Agreement, dated as of October 28, 2021, by and between International Fund Services (N.A.), L.L.C. and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 000-56320) filed with the SEC on March 30, 2022)

10.4	Amended and Restated Expense Limitation Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on June 21, 2022)

10.5	Reinvestment Plan (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 (File No. 000-56320) filed with the SEC on September 21, 2021)

10.6

Revolving Credit Agreement, dated December 14, 2021 by and between the Company, as Borrower, and State Street Bank and Trust Company, as the administrative bank and as a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on December 20, 2021)

10.7

First Amendment to Revolving Credit Agreement, dated as of December 14, 2022 by and between the Company, as Borrower, and State Street Bank and Trust Company, as the administrative bank and as a Lender.*

10.8

Second Amendment to Revolving Credit Agreement, dated as of December 12, 2023, by and between the Company, as Borrower, and State Street Bank and Trust Company, as the administrative bank and as a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on December 15, 2023)

10.9

Third Amendment to Revolving Credit Agreement, dated as of December 10, 2024, by and between the Company, as Borrower, and State Street Bank and Trust Company, as the administrative bank and as a Lender.*

10.10

Master Repurchase and Securities Contract Agreement, dated April 27, 2022, among AB CRE PDF Member I LLC, as Seller, the Company as Guarantor, Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent and the financial institutions referred to therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on April 29, 2022)

10.11

First Omnibus Amendment to Master Repurchase and Securities Contract Agreement, dated July 21, 2022, among AB CRE PDF Member I LLC, as Seller, the Company as Guarantor, Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent and Morgan Stanley Bank, N.A., as Buyer*

10.12

Second Omnibus Amendment to Master Repurchase and Securities Contract Agreement, dated April 26, 2024, among AB CRE PDF Member I LLC, as Seller, the Company as Guarantor, Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent and Morgan Stanley Bank, N.A., as Buyer*

10.13

Loan and Security Agreement, dated March 31, 2023, by and between AB CRE PDF ATHENA LLC, as Borrower, Citibank, N.A., as Class A Lender, and AB Commercial Real Estate Private Debt Fund, LLC, as Subordinated Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-56320) filed with the SEC on May 11, 2023)

10.14

Loan and Security Agreement, dated as of December 7, 2023, by and among AB CRE PDF TNVA1 LLC, as Borrower, HSBC Bank USA, National Association, as administrative agent for itself and the other Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on December 13, 2023)

14.1	Code of Business Conduct and Ethics of the Alliance Bernstein L.P.*

19.1	Insider Trading Policy (included in the Code of Business Conduct and Ethics of AllianceBernstein L.P.) (incorporated by reference to Exhibit 14.1 to this Annual Report on Form 10-K)

Exhibit No.	Description and Method of Filing
21.1	Subsidiaries of AB Commercial Real Estate Private Debt Fund, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCHS	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

Date: March 26, 2025

AB Commercial Real Estate Private Debt Fund, LLC
By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 26, 2025	By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director

Date: March 26, 2025	By:	/s/ Marguerite Brogan
Marguerite Brogan
Vice President and Director

Date: March 26, 2025	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 26, 2025	By:	/s/ Edward Gellert
Edward Gellert
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of AB Commercial Real Estate Private Debt Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AB Commercial Real Estate Private Debt Fund, LLC and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of changes in members' capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 26, 2025

We have served as the Company’s auditor since 2021.

6.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Balance Sheets (in ‘000s except Common Units)

	December 31, 2024	December 31, 2023
Assets
Loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	$867,687	$675,211
Allowance for credit losses	(6,127)	(5,275)
Equity method investments	31,045	47,251
Cash and cash equivalents	10,913	26,622
Accrued interest receivable	5,538	3,750
Other assets	52	111
Deferred financing costs, net	1,208	1,519
Total assets	$910,316	$749,189
Liabilities and Members’ Capital
Liabilities
Credit facility	$38,000	$—
Repurchase agreement	246,491	186,945
Notes payable	261,037	259,417
Distribution payable	8,269	8,233
Redemption payable	4,094	—
Related party payables and accrued expenses (See Note 8)	1,158	141
Reimbursement payable (see Note 8)	168	—
Incentive fee payable (see Note 8)	1,152	1,547
Management fee payable (see Note 8)	2,459	1,041
Accounts payable and accrued expenses	2,868	2,573
Other liabilities	509	108
Total Liabilities	$566,205	$460,005
Commitments and contingencies (see Note 11)	—	—
Members’ capital
Common units (36,290,817 and 30,006,873 units issued and outstanding at December 31, 2024 and 2023, respectively)	$354,488	$294,615
Distributions in excess of earnings	(10,377)	(5,431)
Total members’ capital	344,111	289,184
Total liabilities and members’ capital	$910,316	$749,189

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Income (in ‘000s except Common Units)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net interest income
Interest income net of amortization/accretion	$75,638	$46,030	$13,001
Interest expense	(38,568)	(25,756)	(7,425)
Net interest income	37,070	20,274	5,576
Provision for credit losses	(851)	(3,672)	(1,231)
Net interest income after provision for credit losses	36,219	16,602	4,345
Operating Expenses:
Management fees	4,538	2,579	1,165
Incentive fees	2,575	1,547	268
Professional fees	1,352	1,197	902
Administration and custodian fees	1,656	319	165
Other expenses	11	92	18
Total operating expenses	10,132	5,734	2,518
Other Income:
Reimbursement—Investment Manager (see Note 8)	215	(5)	352
Waived management fees	—	—	300
Impairment of equity method investments	(2,154)	—	—
Income from equity method investments	3,150	5,905	3,798
Other income	1,446	780	46
Total Other Income	2,657	6,680	4,496
Net Income (Loss)	$28,744	$17,548	$6,323
Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	$0.86	$0.94	$0.77
Weighted average units outstanding	33,379,545	18,662,148	8,186,123

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Changes in Members’ Capital (in ‘000s except Common Units)

	Common Units		Distributions in Excess of	Total Members’
	Units	Paid in Capital	Earnings	Capital
Members’ capital at December 31, 2021	2,120,510	$21,205	$(376)	$20,829
Issuance of common units	9,303,502	91,398	—	91,398
Net Income	—	—	6,323	6,323
Distributions declared	—	—	(8,378)	(8,378)
Members’ capital at December 31, 2022	11,424,012	$112,603	$(2,431)	$110,172
Issuance of common units	18,582,861	182,012	—	182,012
Net Income	—	—	17,548	17,548
Distributions declared	—	—	(20,548)	(20,548)
Members’ capital at December 31, 2023	30,006,873	$294,615	$(5,431)	$289,184
Issuance of common units	6,717,733	63,967	—	63,967
Redemption of common units	(433,789)	(4,094)	—	(4,094)
Net Income	—	—	28,744	28,744
Distributions declared	—	—	(33,690)	(33,690)
Members’ capital at December 31, 2024	36,290,817	$354,488	$(10,377)	$344,111

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Cash Flows (in ‘000s)

	For the year ended December 31, 2024	For the year ended December 31, 2023		For the year ended December 31, 2022
Cash flows from operating activities
Net income (loss)	$28,744	$17,548		$6,323
Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(4,001)	(3,200)		(723)
Income from equity method investments	(3,150)	(5,905)		(3,074)
Impairment of equity method investments	2,154	—		—
Distributions of earnings from equity method investments	3,697	5,059		1,715
Amortization of deferred financing costs	1,476	807		788
Provision for credit losses	851	3,672		1,231
Increase or decrease in operating assets and liabilities:
(Increase) in accrued interest receivable	(1,788)	(2,335)		(1,345)
Decrease (increase) in other assets	59	(113)		—
Decrease (increase) in prepaid expenses	—	—		179
Decrease (Increase) in reimbursement receivable	—	933		(352)
Increase in management fees payable	1,418	177		865
Increase in accounts payable and accrued expenses	295	497		1,536
Increase in related party payables and accrued expenses	1,017	35		33
Increase in reimbursement payable	168	—	—	—
(Decrease) increase in incentive fees payable	(395)	1,279		268
Increase (decrease) in other liabilities	401	(168)		(134)
Net cash provided by operating activities	30,946	18,286		7,310
Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(281,531)	(412,172)		(181,641)
Subsequent draws on mortgage loan receivables	(16,753)	—		—
Repayment of mortgage loan receivables	109,809	5,057
Purchase of equity method investments	—	—		(74,652)
Distributions from equity method investments in excess of earnings	13,507	12,136		17,474
Net cash (used in) investing activities	(174,968)	(394,979)		(238,819)
Cash flows from financing activities
Issuance of common units	63,967	182,012		91,398
Distributions paid	(33,654)	(17,220)		(3,474)
Line of credit borrowings	163,000	307,300		145,300
Line of credit paydowns	(125,000)	(360,100)		(156,900)
Repurchase agreement borrowings	141,228	30,099		159,005
Repurchase agreement paydowns	(81,682)	(1,808)		(353)
Notes payable borrowings	5,415	261,544		—
Notes payable paydowns	(3,794)	(2,126)		—
Deferred financing costs paid	(1,167)	(1,585)		(1,377)
Net cash provided by financing activities	128,313	398,116		233,599
Net increase in cash and cash equivalents	(15,709)	21,423		2,090
Cash and cash equivalents, beginning of period	26,622	5,199		3,109
Cash and cash equivalents, end of period	$10,913	$26,622		$5,199
Supplemental financing activities
Cash paid during the period for interest	$37,170	$23,977		$5,882
Redemptions payable	$4,094	$—		$—

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Notes to the Consolidated Financial Statements

December 31, 2024

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

Mortgage Loan Receivables Held for Investment

Loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, and premiums or discounts. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments. Upon the decision to sell such loans, the Company will transfer the loan from mortgage loan receivables held for investment to mortgage loan receivables held for sale at the lower of carrying value or fair value on the consolidated balance sheets.

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

The allowance for credit losses was $6.1 million and $5.3 million at December 31, 2024 and December 31, 2023, respectively, and is included in the accompanying consolidated balance sheets. During the year ended December 31, 2024 this allowance was impacted by an increase of $0.9 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.

Non-accrual loans

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

Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The company has one non-accrual loan as of December 31, 2024, which the company believes is not impaired based on an evaluation of the collectability of the principal.

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

Segment Reporting

The Company represents a single operating segment originating and acquiring commercial mortgage loans and related investments. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s Principal Executive Officer and Principal Financial Officer are collectively the CODM. The CODM monitors the operating results of the Company as a whole and the pre-determined Company’s long term investment strategy, which is executed by the Company's management group. The qualitative and quantitative information contained within the financial statements is used by the CODM to assess the segments performance versus the Company’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated balance sheets and segment expenses are listed on the consolidated statements of income. The accounting policies of the Company segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net income, which is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The significant segment expenses are those that are reported on the income statement. For the year ended December 31, 2024, there were 2 commercial real estate loan borrowers who individually accounted for more than 10% of our consolidated gross income.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires public entities to disaggregate specific types of expenses, including disclosures for depreciation, intangible asset amortization, and selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with prospective application required and retrospective application or early adoption permitted. We are currently evaluating the impact from adopting ASU 2024-03 on our consolidated financial statements and disclosures.

In November 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures.” This ASU requires enhanced disclosures about significant segment expenses. In addition, the ASU requires specific disclosures related to the title and position of the individual (or the name of the group or committee) identified as the Chief Operating Decision Maker (“CODM”); and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, under a retrospective approach. The Company adopted this ASU in the current year, and it did not have a material impact on the Fund's consolidated financial statements.

3.
Capital Commitments

The following information sets forth the capital commitments of the Company as of December 31, 2024 and December 31, 2023 (in ‘000s):

	As of December 31, 2024	As of December 31, 2023
Capital Commitments	$763,395	$626,104
Capital Funded(1)	335,098	287,117
Unfunded Capital Commitments	$428,297	$338,987

(1) Excludes cumulative amounts reinvested totaling $20.0 million and $7.5 million as of December 31, 2024 and December 31, 2023, respectively.

During the year ended December 31, 2024 the Company received a request to redeem 433,789 common units all of which are still in the redemption queue as of December 31, 2024.

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

(1)
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

4.
Loan Receivables Held for Investment

The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2024 (in ‘000s):

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at December 31, 2024	Interest rate at December 31, 2024(1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$29,276	$29,276	SOFR + 3.06%	$29,276	7.54%	1/10/2026	Interest only
Loan 3	Loan origination	Hospitality	2/14/2022	42,750	41,000	SOFR + 6.50%	40,971	10.98%	3/10/2025	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	55,935	SOFR + 4.25%	55,935	8.78%	8/5/2025	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	27,748	27,748	SOFR + 4.75%	27,715	9.23%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	19,625	SOFR + 9.05%	19,625	13.53%	7/10/2024	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	34,692	SOFR + 3.50%	34,540	7.98%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	157,509	157,509	SOFR + 2.25%	157,509	6.65%	8/9/2025	Interest only
Loan 10	Loan origination	Multifamily	8/31/2023	86,300	85,000	SOFR + 2.90%	84,493	7.38%	9/10/2026	Interest only
Loan 11	Loan origination	Mixed Use	11/2/2023	146,000	132,885	SOFR + 5.50%	132,228	9.98%	11/10/2025	Interest only
Loan 12	Loan origination	Hospitality	5/7/2024	30,000	30,000	SOFR + 4.00%	29,758	8.48%	5/10/2027	Interest only
Loan 13	Loan origination	Mixed Use	5/16/2024	110,000	100,063	SOFR + 4.25%	99,275	8.73%	6/10/2026	Interest only
Loan 14	Loan origination	Multifamily	6/11/2024	100,000	98,770	SOFR + 3.75%	97,945	8.23%	7/10/2027	Interest only
Loan 15	Loan origination	Office	12/17/2024	59,412	59,000	SOFR + 4.50%	58,417	8.88%	1/9/2027	Interest only
Total				$905,954	$871,503		$867,687

(1)
The above loan receivables held for investment are floating rate loans and are presented using SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2024.

Loan 7 matured in July 2024 and has not been repaid. The company has an ongoing dialogue with the borrower. As of October 2024 the Company has changed this loan to non-accrual status based upon management’s view of collectability of interest contractually owed after that date.

Loan 3 has been repaid as of its stated maturity date.

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

5.
Equity Method Investments

As of December 31, 2024, the Company held 7.18% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.7 million and $27.3 million, respectively. As of December 31, 2023, the carrying value was $6.0 million and $41.2 million, respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.

At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimated life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the years ended December 31, 2024 and 2023, in the amount of $0.6 million and $1.6 million, respectively. During the year ended December 31, 2024, the Company recorded an impairment of $2.2 million on the equity investments reducing the carrying value to the estimated fair value of the equity investments which reduced the remaining unamortized basis difference to zero as of December 31, 2024. No such impairment was recorded for the year ended December 31, 2023 and the unamortized basis difference on the equity method investments was $1.3 million as of December 31, 2023.

Summarized financial information for the equity method investments as of September 30, 2024 and September 30, 2023 (balance sheet) and for the twelve months ended September 30, 2024 and September 30, 2023 (statement of income) is as follows (in ‘000s):

Balance Sheet	As of September 30, 2024	As of September 30, 2023
Assets
Investments in mortgage loans	$640,432	$704,210
Cash and cash equivalents	1,245	75,768
Other assets	12,250	10,126
Total assets	653,927	790,104
Liabilities
Accrued expenses	1,561	800
Other liabilities	1,173	1,714
Total liabilities	$2,734	$2,514
Total equity	$651,193	$787,590
Total liabilities and equity	$653,927	$790,104

Statement of Income	For the Twelve Months Ended September 30, 2024	For the Twelve Months Ended September 30, 2023
Total income	$54,782	$73,202
Total expenses	5,493	7,439
Net investment income	49,289	65,763
Net realized loss	(945)	774
Net change in unrealized depreciation	(16,415)	(10,491)
Net income	$31,929	$56,046

6.
Fair Value of Financial Instruments

Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.

The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2024, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$867,687	$—	$—	$865,572	$865,572
Total Assets	$867,687	$—	$—	$865,572	$865,572
Liabilities
Line of credit payable	$38,000	$—	$—	$38,000	$38,000
Repurchase agreement	246,491	—	—	245,547	245,547
Note Payable	119,707	—	—	119,462	119,462
HSBC Loan	141,330	—	—	141,220	141,220
Total Liabilities	$545,528	$—	$—	$544,229	$544,229

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

The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of December 31, 2024, are the discount margins and range from 2.45% to 15.83%.

The discounted cash flow method was used in calculating the fair values of the Company’s liabilities as of December 31, 2024. The significant unobservable inputs as of December 31, 2024, are the discount margins and range from 1.40% to 2.80%.

The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2023 and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$675,211	$—	$—	$678,586	$678,586
Total Assets	$675,211	$—	$—	$678,586	$678,586
Liabilities
Line of credit payable	$—	$—	$—	$—	$—
Repurchase agreement	186,945	—	—	186,945	186,945
Note Payable	123,502	—	—	123,502	123,502
HSBC Loan	135,915	—	—	135,915	135,915
Total Liabilities	$446,362	$—	$—	$446,362	$446,362

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

7.
Debt Obligations

Summarized Debt Obligations

The following table summarizes the Company’s debt obligations (in ‘000s)

Debt Obligation	Outstanding Balance as of December 31, 2024	Outstanding Balance as of December 31, 2023	Interest Rate at December 31, 2024 (1)	Value of Underlying Collateral as of December 31, 2024
Credit facility	$38,000	$—	6.65%	$—	(2)
Repurchase agreement	246,491	186,945	6.91%	346,484
Note Payable	119,707	123,502	5.60%	157,509
HSBC Loan	141,330	135,915	6.65%	217,886
Total	$545,528	$446,362		$721,879

(1)
The above rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of December 31, 2024.

(2)
The Credit Facility is secured by all collateral of the fund. See Credit Facility note below for further details.

Credit Facility

On December 14, 2021, the Company entered into a credit agreement (the “State Street Credit Agreement”) to establish a revolving credit facility (the “State Street Credit Facility”) with State Street Bank and Trust Company (“State Street”) as administrative bank (the “Administrative Bank”) and as a lender, and any other lender that becomes a party to the State Street Credit Agreement in accordance with the terms of the State Street Credit Agreement, as lenders (each, a “Lender” and collectively, the “Lenders”).

The maximum principal amount (the “Maximum Commitment”) of the State Street Credit Facility was initially $65 million. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the State Street Credit Agreement. During February 2022 the Company increased the Maximum Commitment to $100 million. During September 2022 the Maximum Commitment was reduced to $65 million. During February 2023 the Maximum Commitment was increased to $100 million

As of December 31, 2024, borrowings under the State Street Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR (SOFR plus the applicable spread based upon the interest period of one-month in the amount of 0.0%, three-month in the amount of 0.0% and six month in the amount of 0.0%) for the applicable Interest Period; and (ii) with respect to reference rate loans, the reference rate in effect from day to day which is the Federal Funds Rate plus 0.50%.

On December 12, 2023, the Company entered into an amendment (the “Second Amendment”) to the State Street Credit Agreement. The Second Amendment, among other changes, (i) extended the maturity date of the State Street Credit Facility from December 12, 2023 to December 10, 2024 and (ii) increased the Borrowing Base from 60 percent of the aggregate Unfunded Capital Commitments to 70 percent of the aggregate Unfunded Capital Commitments.

On December 10, 2024, the Company entered into an amendment (the “Third Amendment”) to the State Street Credit Agreement. The Third Amendment, among other changes, (i) extended the maturity date of the State Street Credit Facility from December 10, 2024 to December 10, 2026 and (ii) provided for a mechanism to temporarily increase the Maximum Commitment to $250 million until April 30, 2025, after which date the Maximum Commitment will be reduced to $140 million.

As of December 31, 2024, the Company had $38.0 million outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes..

Subject to certain terms and conditions, the State Street Credit Facility is secured by perfected first priority security interests in and Liens on all of the collateral (i) of the Company (the “Initial Borrower”) in favor of the Administrative Bank for the benefit of the Administrative Bank, the Lenders and each Indemnitee (collectively the “Secured Parties”), subject to no other Liens (other than Permitted Liens), (ii) of any Blocker and its Blocker Managing Member, subject to no other Liens (other than Permitted Liens), and (iii) of any Feeder Fund and its Feeder Fund General Partner, subject to no other Liens (other than Permitted Liens), except as enforceability may be limited by Debtor Relief Laws and general equitable principles.

Repurchase Agreement

On April 27, 2022, AB CRE PDF Member I LLC entered into a $150 million master repurchase and securities contract agreement (the “Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Repurchase Agreement, AB CRE PDF Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The initial expiration date of the Repurchase Agreement was April 27, 2025.

On July 21, 2022, the Company entered into an omnibus amendment (the “First Repurchase Agreement Amendment”) to the Repurchase Agreement. The First Repurchase Agreement Amendment increased the Maximum Facility Amount to $200 million.

On April 26, 2024, the Company entered into an amendment (the “Second Repurchase Agreement Amendment”) to the Repurchase Agreement. The Second Repurchase Agreement Amendment (i) increased the Maximum Facility Amount to $400 million and (ii) extended the maturity date of the Repurchase Agreement to April 27, 2026

Under the Repurchase Agreement, the proceeds received by AB CRE PDF Member I LLC for each Purchased Asset is equal to the product of (a) the outstanding principal balance of such Purchased Asset, multiplied by (b) the applicable Purchase Percentage. Upon repurchase of the Purchased Asset by AB CRE PDF Member I LLC, the Repurchase Price for such Purchased Asset shall equal the sum of the Purchase Price of such Purchased Asset and the accrued and unpaid Price Differential with respect to such Purchased Asset as of the date of such determination, minus all Income and other cash actually received by Buyers in respect of such Purchased Asset and applied towards the Repurchase Price and/or Price Differential pursuant to the Repurchase Agreement. For borrowings under the Repurchase Agreement the advance rate and spread are determined based on the individual loan.

In connection with the Repurchase Agreement, the Company has agreed to guarantee certain obligations of AB CRE PDF Member I LLC under the Repurchase Agreement.

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. (the “Note Lender”). The Note has a maximum commitment of $125.6 million and is scheduled to mature within one hundred fifty (150) days after the maturity date of the underlying collateral of August 9, 2025, or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, the Note Lender, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). The maturity of the Note was automatically extended to January 6, 2026 in accordance with the Loan and Security Agreement based on the loan extension of underlying Loan 9. Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%. The Note is collateralized by Loan 9, see footnote 4.

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

In connection with the HSBC TNVA1 Loan, the Company undertook obligations to guaranty the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 35% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $52.8 million.

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

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity (in ‘000s):

Year ending December 31,	Borrowing by Maturity
2025	$—
2026	545,528
2027	—
2028	—
2029	—

Total	$545,528

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

Notwithstanding the foregoing, with respect to any Member that makes a capital commitment (“Capital Commitment”) on the date of the Initial Closing (each, a “Founding Member”), the Management Fee shall be waived with respect to such Founding Member (including any additional Capital Commitments made by such Member) until the six-month anniversary of the date of the Initial Closing.

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

For the years ended December 31, 2024 and 2023, the Company incurred Management Fees of $4.5 million and $2.6 million, respectively, of which the Investment Manager waived $0.0 million and $0.0 million, respectively. As of December 31, 2024, and December 31, 2023 the Management Fees payable amounted to $2.5 million and $1.0 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.

Investment Activity

As disclosed in Note 5, the Company holds interests in AB CRED II and AB CRED III, affiliated entities of the Company and unconsolidated joint ventures.

During the year ended December 31, 2022, the Company purchased Loan 6 and Loan 7 from a related party which remains outstanding as of December 31, 2024.

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

For the years ended December 31, 2024 and 2023, the Company incurred Incentive Fees of $2.6 million and $1.5 million, respectively of which the Investment Manager waived $0 and $0, respectively. As of December 31, 2024 and December 31, 2023 the Incentive Fees payable amounted to $1.2 million and $1.5 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.

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

For the years ended December 31, 2024 and December 31, 2023, the Company incurred reimbursement costs of $1.1 million and $0.0 million, respectively and are included in administration and custodian fees in the accompanying consolidated statements of income. As of December 31, 2024 and December 31, 2023 the Company owes the Investment Manager reimbursement costs in the amount of $1.1 million and $0.0, respectively and are included in related party payables and accrued expenses in the accompanying consolidated balance sheets.

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

For the years ended December 31, 2024 and December 31, 2023, the Company incurred expenses in excess of the Expense Cap totaling $0.2 million and $0.0 million, respectively. As of December 31, 2024 and December 31, 2023, the Company owes $0.2 million and $0.0 million, respectively, to the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be paid as soon as practical.

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

10.
Member’s Capital

The following table sets forth the dividends declared and their related tax characterization for the fiscal tax years ended December 31, 2024 and December 31, 2023:

Fiscal Tax Year	Distributions Declared	Return of Capital	Dividends
Year ended December 31, 2024	100.00%	0.00	100.00%
Year ended December 31, 2023	100.00%	0.00	100.00%

11.
Commitments and Contingencies

Commitments

The Company may enter into commitments to fund investments. As of December 31, 2024 and December 31, 2023, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of December 31, 2024 (in ‘000s):

Investment	Expiration Date	Unfunded Commitment
Loan 1	1/10/2026	$—
Loan 3	3/10/2025	1,750
Loan 5	8/5/2025	—
Loan 6	7/5/2025	—
Loan 7	7/10/2024	5,599
Loan 8	3/10/2026	1,108
Loan 9	8/9/2025	—
Loan 10	9/10/2026	1,300
Loan 11	11/10/2025	13,115
Loan 12	5/10/2027	—
Loan 13	6/10/2026	9,937
Loan 14	7/10/2027	1,230
Loan 15	1/9/2027	412
Total		$34,451

As of December 31, 2024, the Company is subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.

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

As of December 31, 2023, the Company was subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments.

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

13.
Subsequent Events

Subsequent events after the balance sheet date have been evaluated through the date the consolidated financial statements were issued and there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.