Form 10-Q
period 2025-03-31
AB Commercial Real Estate Private Debt Fund, LLC
filed 2025-05-14
CIK 1876255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56320

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC

(Exact name of registrant as specified in its charter)

Delaware	87-1137341
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 14, 2025 the registrant had 36,304,697 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

Documents Incorporated by Reference

None.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC FORM

10-Q FOR THE QUARTER ENDED MARCH 31, 2025

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Balance Sheets

(in thousands)

	As of March 31, 2025 (Unaudited)	As of December 31, 2024
Assets
Loan receivables held for investment, net, at amortized cost
Mortgage loans receivable	$948,185	$867,687
Allowance for credit losses	(6,142)	(6,127)
Equity method investments	28,129	31,045
Cash and cash equivalents	10,800	10,913
Accrued interest receivable	4,158	5,538
Other assets	69	52
Deferred financing costs, net	845	1,208
Total assets	$986,044	$910,316
Liabilities and Members’ Capital
Liabilities
Credit facility	$133,000	$38,000
Repurchase agreement	287,344	246,491
Notes payable	205,787	261,037
Distribution payable	8,010	8,269
Redemption payable	2,917	4,094
Related party payables and accrued expenses (See Note 8)	554	1,158
Reimbursement payable (see Note 8)	—	168
Incentive fee payable (see Note 8)	675	1,152
Management fee payable (see Note 8)	2,444	2,459
Accounts payable and accrued expenses	3,657	2,868
Other liabilities	324	509
Total liabilities	$644,712	$566,205
Commitments and contingencies (see Note 10)	—	—
Members’ capital
Common units (36,304,697 and 36,290,817 units issued and outstanding at March 31, 2025 and December 31, 2024)	$354,649	$354,488
Distributions in excess of earnings	(13,317)	(10,377)
Total member’s capital	341,332	344,111
Total liabilities and members’ capital	$986,044	$910,316

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Income

(in thousands) (Unaudited)

	For the Three months Ended March 31,
	2025	2024
Net interest income
Interest income net of amortization/accretion	$17,015	$16,757
Interest expense	(9,784)	(8,394)
Net interest income	7,231	8,363
Provision for credit losses	(15)	(3,164)
Net interest income after provision for credit losses	7,216	5,199
Operating Expenses:
Management fees (see Note 8)	1,221	1,033
Incentive fees (see Note 8)	170	749
Professional fees	302	269
Administration and custodian fees	443	249
Other expenses	10	3
Total operating expenses	2,146	2,303
Other Income:
Reimbursement - Investment Manager (see Note 8)	—	(104)
Income (loss) from equity method investments	(681)	609
Other income	681	590
Total other income	—	1,095
Net Income	$5,070	$3,991

Net income per unit (basic and diluted)	$0.14	$0.13
Weighted average units outstanding	36,398,943	30,207,369

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands) (Unaudited)

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2024	36,290,817	$354,488	$(10,377)	$344,111
Issuance of common units	324,379	3,078	—	3,078
Redemption of common units	(310,499)	(2,917)	—	(2,917)
Net Income	—	—	5,070	5,070
Distributions declared	—	—	(8,010)	(8,010)
Members capital at March 31, 2025	36,304,697	$354,649	$(13,317)	$341,332

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2023	30,006,873	$294,615	$(5,431)	$289,184
Issuance of common units	310,904	2,987	—	2,987
Net Income	—	—	3,991	3,991
Distributions declared	—	—	(8,143)	(8,143)
Members capital at March 31, 2024	30,317,777	$297,602	$(9,583)	$288,019

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Cash Flows

(in thousands) (Unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash flows from operating activities
Net Income	$5,070	$3,991
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(675)	(936)
Income from equity method investments	681	(609)
Distributions of earnings from equity method investments	489	1,120
Amortization of deferred financing costs	425	241
Provision for credit loss	15	3,164
Increase or decrease in operating assets and liabilities
Decrease in accrued interest receivable	1,380	70
Decrease in other assets	(17)	(21)
Decrease in reimbursement receivable	—	147
(Decrease) in related party payables and accrued expenses	(1,079)	(65)
Increase in reimbursement payable	307	—
(Decrease) increase in incentive fee payable	(477)	749
(Decrease) increase in management fee payable	(15)	1,032
Increase in accounts payable and accrued expenses	789	217
(Decrease) increase in other liabilities	(185)	410
Net cash provided by operating activities	6,708	9,510
Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(202,072)	(2,953)
Subsequent draws on mortgage loan receivables	(3,907)	—
Repayment of mortgage loan receivables	126,156	12,000
Distributions from equity method investments in excess of earnings	1,747	—
Net cash (used for) provided by investing activities	(78,076)	9,047
Cash flows from financing activities
Issuance of common units	3,078	2,987
Distributions paid	(8,269)	(8,233)
Decrease in redemption payable	(4,094)	—
Credit facility borrowings	203,700	—
Credit facility paydowns	(108,700)	—
Repurchase agreement borrowings	41,300	—
Repurchase agreement paydowns	(447)	(9,600)
Note payable borrowings	—	—
Note payable paydowns	(55,250)	—
Deferred financing costs paid	(63)	(36)
Net cash provided by (used for) financing activities	71,255	(14,882)
Net (decrease) increase in cash and cash equivalents	(113)	3,675
Cash and cash equivalents, beginning of period	10,913	26,622
Cash and cash equivalents, end of period	$10,800	$30,297
Supplemental financing activities
Cash paid during the period for interest	$9,128	$8,357
Redemptions payable	$2,917	$—

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Notes to Consolidated Financial Statements

March 31, 2025

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

The Company will generally consolidate entities (i) it controls through either majority ownership or voting rights or (ii) management determines that the Company is the primary beneficiary of entities deemed to be variable interest entities (“VIEs”). Accordingly, the Company consolidated the results of its subsidiaries (AB CRE PDF Member I LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement—see Note 7, AB CRE PDF Athena LLC, a wholly owned entity, AB CRE PDF TNVA1 LLC, a wholly owned entity and AB CRE PDF Lending C LLC, a wholly owned entity) in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

The allowance for credit losses was $6.1 million and $6.1 million at March 31, 2025 and December 31, 2024, respectively, and is included in the accompanying consolidated balance sheets. During the three months ended March 31, 2025 this allowance remained flat resulting in a $0.0 million change in allowance for credit losses as reflected in the accompanying consolidated statements of income.

Non-accrual loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The company has one non-accrual loan as of March 31, 2025, which the company believes is not impaired based on an evaluation of the collectability of the principal.

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

Segment Reporting

The Company represents a single operating segment originating and acquiring commercial mortgage loans and related investments. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s Principal Executive Officer and Principal Financial Officer are collectively the CODM. The CODM monitors the operating results of the Company as a whole and the pre-determined Company’s long term investment strategy, which is executed by the Company's management group. The qualitative and quantitative information contained within the financial statements is used by the CODM to assess the segments performance versus the Company’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated balance sheets and segment expenses are listed on the consolidated statements of income. The accounting policies of the Company segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net income, which is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The significant segment expenses are those that are reported on the income statement. For the year ended March 31, 2025, there were 4 commercial real estate loan borrowers who individually accounted for more than 10% of our consolidated gross income.

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

In August 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-05, “Business Combinations - Joint Venture Formations.” This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint ventures separate financial statements . The ASU is effective for all joint venture formations with a formation date on or after January 1, 2025. The Company did not have a joint venture formed on or after January 1, 2025, and the ASU did not have a an impact on the Fund's consolidated financial statements.

3.
Capital Commitments

The following information sets forth the total capital committed to the Company as of March 31, 2025 and December 31, 2024 (in ‘000s):

	As of March 31, 2025	As of December 31, 2024
Capital Commitments	$788,233	$763,395
Cumulative Capital Funded (1)	332,429	335,098
Unfunded Capital Commitments	$455,804	$428,297

(1)
Excludes cumulative amounts reinvested totaling $23.1 million and $20.0 million as of March 31, 2025 and December 31, 2024, respectively.

During the year ended December 31, 2024 the Company received a request to redeem 433,789 common units which were paid during three months ended March 31, 2025.

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

4.
Loan Receivables Held for Investment

The following table summarizes the Company’s investments in loan receivables held for investment as of March 31, 2025 (in ‘000s):

Investment (in '000s)	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at March 31, 2025	Interest rate at March 31, 2025(1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$29,276	$29,276	SOFR + 3.06%	$29,276	7.39%	1/10/2026	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	55,935	SOFR + 4.25%	55,935	8.57%	8/5/2025	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	27,748	27,748	SOFR + 4.75%	27,738	9.07%	7/5/2025	Interest only
Loan 7	Purchase	Mixed Use	11/22/2022	25,224	19,625	SOFR + 9.05%	19,625	13.38%	7/10/2024	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	34,910	SOFR + 3.50%	34,788	7.82%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	157,509	157,509	SOFR + 2.25%	157,509	6.57%	8/9/2025	Interest only
Loan 11	Loan origination	Mixed Use	11/2/2023	146,000	134,984	SOFR + 5.50%	134,512	9.82%	11/10/2025	Interest only
Loan 12	Loan origination	Hospitality	5/7/2024	30,000	30,000	SOFR + 4.00%	29,781	8.32%	5/10/2027	Interest only
Loan 13	Loan origination	Mixed Use	5/16/2024	110,000	100,063	SOFR + 4.25%	99,404	8.57%	6/10/2026	Interest only
Loan 14	Loan origination	Multifamily	6/11/2024	100,000	100,000	SOFR + 3.75%	99,255	8.07%	7/10/2027	Interest only
Loan 15	Loan origination	Office	12/17/2024	58,773	58,721	SOFR + 4.50%	58,196	8.82%	1/9/2027	Interest only
Loan 16	Loan origination	Multifamily	2/11/2025	65,155	61,425	SOFR + 2.35%	60,814	6.67%	3/9/2027	Interest only
Loan 17	Loan origination	Multifamily	2/11/2025	79,650	67,275	SOFR + 2.45%	66,528	6.77%	3/9/2027	Interest only
Loan 18	Loan origination	Multifamily	3/26/2025	81,900	75,639	SOFR + 2.35%	74,824	6.67%	4/9/2028	Interest only
Total				$1,002,970	$953,110		$948,185

(1) The loan receivables held for investment are floating rate loans and are presented with the contractual rate based on SOFR or the applicable SOFR floor plus the applicable spread as of March 31, 2025.

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

(1) The loan receivables held for investment are floating rate loans and are presented with the contractual rate based on SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2024.

5.
Equity Method Investments

As of March 31, 2025, the Company held 7.18% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.6 million and $24.5 million, respectively. As of December 31, 2024, the carrying value was $3.7 million and $27.3 million, respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.

At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimated life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the three months ended March 31, 2025 and 2024, in the amount of $0.0 million and $0.2 million, respectively. During the three months ended March 31, 2025 and 2024, the Company did not record an impairment on the equity method investments. As of March 31, 2025 no unamortized basis difference remains on the equity method investments. As of March 31, 2024, the unamortized basis difference on the equity method investments was $1.1 million.

Summarized financial information for the equity method investments as of December 31, 2024 and December 31, 2023 (balance sheet) and for the three months ended December 31, 2024 and December 31, 2023 (statement of income) is as follows (in ‘000s):

Balance Sheets (in ‘000s)

	As of December 31, 2024	As of December 31, 2023
Assets
Investments at fair value (cost of $509,896 and $715,385, respectively)	$426,163	$688,366
Cash and cash equivalents	13,722	1,057
Other assets	11,875	10,306
Total assets	451,759	699,729
Liabilities
Accrued expenses	1,970	978
Other liabilities	14,310	1,297
Total liabilities	16,280	2,275
Total equity	435,479	697,454
Total liabilities and equity	$451,759	$699,729

Statements of Income (in '000s)

	For the Three Months Ended December 31, 2024	For the Three Months Ended December 31, 2023
Total income	$6,697	$15,761
Total expenses	1,186	1,294
Net investment income	5,511	14,467
Net realized gain	89	(1,106)
Net change in unrealized depreciation	(53,409)	(7,603)
Net income (loss)	$(47,809)	$5,758

6.
Fair Value of Financial Instruments

Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.

The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of March 31, 2025, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$948,185	$—	$—	$931,923	$931,923
Total Assets	$948,185	$—	$—	$931,923	$931,923
Liabilities
Credit facility	$133,000			$133,000	$133,000
Repurchase agreement	287,344	—	—	286,469	286,469
Note payable	119,707	—	—	119,521	119,521
HSBC Loan	86,080	—	—	86,076	86,076
Total Liabilities	$626,131	$—	$—	$625,066	$625,066

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

The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of March 31, 2025 are the discount margins and range from 2.35% to 6.00%.

The discounted cash flow method was used in calculating the fair values of the Company’s liabilities. The significant unobservable inputs as of March 31, 2025, are the discount margins and range from 1.40% to 2.78%.

The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2024, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$867,687	$—	$—	$865,572	$865,572
Total Assets	$867,687	$—	$—	$865,572	$865,572
Liabilities
Credit facility	$38,000	$—	$—	$38,000	$38,000
Repurchase agreement	246,491	—	—	245,547	245,547
Note payable	119,707	—	—	119,462	119,462
HSBC Loan	141,330	—	—	141,220	141,220
Total Liabilities	$545,528	$—	$—	$544,229	$544,229

The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of December 31, 2024 are the discount margins and range from 2.45% to 15.83%.

The discounted cash flow method was used in calculating the fair values of the Company’s liabilities. The significant unobservable inputs as of December 31, 2024, are the discount margins and range from 1.40% to 2.80%.

7.
Debt Obligations

Summarized Debt Obligations

The following table summarizes the Company’s debt obligations (in ‘000s):

Debt Obligation (in '000s)	Outstanding Balance as of March 31, 2025	Outstanding Balance as of December 31, 2024	Weighted Average Interest Rate at March 31, 2025(1)	Value of Underlying Collateral as of March 31, 2025
Credit facility	$133,000	$38,000	6.57%	-	(2)
Repurchase agreement	287,344	246,491	6.82%	406,653
Note payable	119,707	119,707	5.52%	157,509
HSBC Loan	86,080	141,330	6.57%	134,984
Total	$626,131	$545,528		$699,146

(1)
The rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of March 31, 2025.
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

The maximum principal amount (the “Maximum Commitment”) of the State Street Credit Facility was initially $65 million. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the State Street Credit Agreement. During February 2022 the Company increased the Maximum Commitment to $100 million. During September 2022 the Maximum Commitment was reduced to $65 million. During February 2023 the Maximum Commitment was increased to $100 million

As of March 31, 2025, borrowings under the State Street Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR (SOFR plus the applicable spread based upon the interest period of one-month in the amount of 0.0%, three-month in the amount of 0.0% and six month in the amount of 0.0%) for the applicable Interest Period; and (ii) with respect to reference rate loans, the reference rate in effect from day to day which is the Federal Funds Rate plus 0.50%.

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

As of March 31, 2025, the Company had $133.0 million outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes..

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

Morgan Stanley Repurchase Agreement

On April 27, 2022, AB CRE PDF Member I LLC (“PDF Member I”) entered into a $150 million master repurchase and securities contract agreement (the “Morgan Stanley Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Morgan Stanley Repurchase Agreement, PDF Member I is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The initial expiration date of the Morgan Stanley Repurchase Agreement was April 27, 2025.

On July 21, 2022, the Company entered into an omnibus amendment (the “First Morgan Stanley Repurchase Agreement Amendment”) to the Morgan Stanley Repurchase Agreement. The First Morgan Stanley Repurchase Agreement Amendment increased the Maximum Facility Amount to $200 million.

On April 26, 2024, the Company entered into an amendment (the “Second Morgan Stanley Repurchase Agreement Amendment”) to the Morgan Stanley Repurchase Agreement. The Second Morgan Stanley Repurchase Agreement Amendment (i) increased the Maximum Facility Amount to $400 million and (ii) extended the maturity date of the Morgan Stanley Repurchase Agreement to April 27, 2026.

Under the Morgan Stanley Repurchase Agreement, the proceeds received by PDF Member I for each Purchased Asset is equal to the product of (a) the outstanding principal balance of such Purchased Asset, multiplied by (b) the applicable Purchase Percentage. Upon repurchase of the Purchased Asset by PDF Member I, the Repurchase Price for such Purchased Asset shall equal the sum of the Purchase Price of such Purchased Asset and the accrued and unpaid Price Differential with respect to such Purchased Asset as of the date of such determination, minus all Income and other cash actually received by Buyers in respect of such Purchased Asset and applied towards the Repurchase Price and/or Price Differential pursuant to the Repurchase Agreement. For borrowings under the Morgan Stanley Repurchase Agreement the advance rate and spread are determined based on the individual loan.

In connection with the Morgan Stanley Repurchase Agreement, the Company has agreed to guarantee certain obligations of PDF Member I under the Morgan Stanley Repurchase Agreement.

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

The HSBC Lenders have made the HSBC TNVA1 Loan in the aggregate principal amount of $86.1 million, which is included in Notes Payable in the accompanying consolidated balance sheet. The HSBC TNVA1 Loan generally bears interest at a rate per annum equal to the greater of (i) Term SOFR plus a margin of 2.25%, with a 0.0% floor on Term SOFR and (ii) 5.25%. The HSBC TNVA1 Loan is secured by a first priority security interest in certain collaterally assigned loans.

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

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Year ending December 31,	Borrowing by Maturity (in '000s)
2025 (last 9 months)	$—
2026	626,131
2027	—
2028	—
2029	—
Total	$626,131

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

For the three months ended March 31, 2025 and 2024, the Company incurred Management Fees of $1.2 million and $1.0 million, respectively, of which the Investment Manager waived $0.0 million and $0.0 million, respectively. As of March 31, 2025 and December 31, 2024 the Management Fees payable amounted to $2.4 million and $2.5 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.

As disclosed in Note 5, the Company holds interests in AB CRED II and AB CRED III, affiliated entities of the Company and unconsolidated joint ventures.

During the year ended December 31, 2022, the Company purchased Loan 6 and Loan 7 from a related party which remains outstanding as of March 31, 2025.

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

For the three months ended March 31, 2025 and 2024, the Company incurred Incentive Fees of $0.2 million and $0.7 million, respectively of which the Investment Manager waived $0 and $0, respectively. As of March 31, 2025 and December 31, 2024 the Incentive Fees payable amounted to $0.7 million and $1.2 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.

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

For the three months ended March 31, 2025 and 2024, the Company incurred reimbursement costs of $0.3 million and $0.1 million, respectively and are included in administration and custodian fees in the accompanying consolidated statements of income. As of March 31, 2025 and December 31, 2024 the Company owes the Investment Manager reimbursement costs in the amount of $0.5 million and $1.1 million, respectively and are included in related party payables and accrued expenses in the accompanying consolidated balance sheets.

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

For the three months ended March 31, 2025 and 2024, the Company incurred expenses in excess of the Expense Cap totaling
$0.0 million and $0.1 million, respectively. As of March 31, 2025 and December 31, 2024, the Company owes $0.0 million and $0.2 million, respectively, to the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be paid as soon as practical.

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

10.
Commitments and Contingencies

Commitments

The Company may enter into commitments to fund investments. As of March 31, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of March 31, 2025 (in ‘000s):

	Expiration Date	Unfunded Commitment
Loan 1	1/10/2026	$—
Loan 5	8/5/2025	—
Loan 6	7/5/2025	—
Loan 7	7/10/2024	5,599
Loan 8	3/10/2026	890
Loan 9	8/9/2025	—
Loan 11	11/10/2025	11,016
Loan 12	5/10/2027	—
Loan 13	6/10/2026	9,937
Loan 14	7/10/2027	—
Loan 15	1/9/2027	52
Loan 16	3/9/2027	3,730
Loan 17	3/9/2027	12,375
Loan 18	4/9/2028	6,261
Total		$49,860

As of March 31, 2025, the Company is subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.

The Company had the following unfunded commitments by investment as of December 31, 2024 (in '000s):

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

12.
Subsequent Events

Subsequent events after the balance sheet date have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Citibank Repurchase Agreement

On April 1, 2025, AB CRE PDF Lending C LLC (“PDF Lending C”), a wholly-owned subsidiary of the Company, entered into a $250,000,000 master repurchase agreement and securities contract (the “Citibank Repurchase Agreement”), with Citibank, N. A. (“Citibank”), with an option, at Citibank’s discretion, to increase the maximum facility amount to $500,000,000. Pursuant to the Citibank Repurchase Agreement, PDF Lending C is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multi-family hospitality, office, retail, industrial or self-storage properties or such other property types acceptable to Citibank. The expiration date for adding new loans to the facility is April 1, 2027, unless extended or earlier terminated in accordance with the terms of the Citibank Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Citibank Repurchase Agreement.

Under the Citibank Repurchase Agreement, the purchase price paid by PDF Lending C for each Purchased Asset is equal to the product of (a) the lesser of (i) the unpaid principal balance of such Purchased Asset and (ii) the Market Value of such Purchased Asset, multiplied by (b) the applicable Purchase Price Percentage for such Purchased Asset. Upon repurchase of the Purchased Asset by PDF Lending C, the Repurchase Price for such Purchased Asset shall equal the sum of (i) the outstanding Purchase Price for such Purchased Asset, plus (ii) the accrued and unpaid Purchase Price Differential with respect to such Purchased Asset, plus (iii) all accrued and unpaid costs and expenses of Citibank relating to such Purchased Asset, plus (iv) any other amounts then due and owing by PDF Lending C to Citibank and its Affiliates pursuant to the terms of the Transaction Documents.

In connection with the Citibank Repurchase Agreement, the Company has agreed to guarantee certain obligations of PDF Lending C under the Citibank Repurchase Agreement.

Third Morgan Stanley Repurchase Agreement Amendment

On April 9, 2025, the Company entered into an amendment (the “Third Morgan Stanley Repurchase Agreement Amendment”) to the Morgan Stanley Repurchase Agreement. The Third Morgan Stanley Repurchase Agreement Amendment increased the master repurchase facility size from $300,000,000 to $350,000,000.

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

•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024. These forward-looking statements apply only as of the date of this Quarterly Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

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

We currently have one class of Units. We may issue additional classes of Units in the future (or we may enter into agreements with certain Members that alter, modify or change the terms of the Units held by such Members), which may differ from the Units described herein, including, without limitation, in respect of a Related Investor. New classes of Units may be established by us without providing prior notice to, or receiving consent from, existing Members. The terms of such classes will be determined by us in our sole discretion. See Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons; Policies and Procedures for Review of Related Party Transactions—The Investment Manager—Diverse Member Group of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

NAV Per Unit
December 31, 2024	$9.4815
March 31, 2025	$9.4019

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

Expenses

Our primary operating expenses include the payment of fees to the Investment Manager pursuant to the Management Agreement and the LLC Agreement, payment of fees to the Administrator pursuant to the Administration Agreement and reimbursement of the Investment Manager or its affiliates for Organizational Expenses. For a description of fees payable to our Investment Manager under the Management Agreement and the LLC Agreement, see Item 1. Business—Investment Manager Fees of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Portfolio Summary

As of March 31, 2025, the Company had made investments in 14 floating rate loans with a loan balance of $953.1 million along with investments in two unconsolidated equity investments for an initial consideration of $74.7 million. These loans had a weighted average interest rate of 8.19% and weighted average remaining term of 1.29 years.

Portfolio Investment Activity for the period ended March 31, 2025

Loans 3 and 10 were paid off at par.

Loans 16, 17, and 18 were originated.

Loan 7 matured in July 2024 and has not been repaid. As of October 2024 the Company changed this loan to non-accrual status. The Company has written off accrued interest based upon management's view of collectability of interest contractually owed after that date

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of March 31, 2025:

Investment (in thousands)	Balance	Interest Rate at March 31, 2025	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 1	$29,276	7.39%	1/10/2026	First Lien	Multifamily	California
Loan 5	$55,935	8.57%	8/5/2025	First Lien	Office	Texas
Loan 6	$27,748	9.07%	7/5/2025	First Lien	Hospitality	California
Loan 7	$19,625	13.38%	7/10/2024	First Lien	Mixed Use	California
Loan 8	$34,910	7.82%	3/10/2026	First Lien	Industrial	Georgia
Loan 9	$157,509	6.57%	8/9/2025	First Lien	Student Housing	Various
Loan 11	$134,984	9.82%	11/10/2025	First Lien	Mixed Use	Tennessee
Loan 12	$30,000	8.32%	5/10/2027	First Lien	Hospitality	New York
Loan 13	$100,063	8.57%	6/10/2026	First Lien	Mixed Use	California
Loan 14	$100,000	8.07%	7/10/2027	First Lien	Multifamily	Virginia
Loan 15	$58,721	8.82%	1/9/2027	First Lien	Office	New York
Loan 16	$61,425	6.67%	3/9/2027	First Lien	Multifamily	Texas
Loan 17	$67,275	6.77%	3/9/2027	First Lien	Multifamily	Colorado
Loan 18	$75,639	6.67%	4/9/2028	First Lien	Multifamily	New York

As of March 31, 2025 the concentration of loans by property type, geographic location, and loan to value ("LTV") are as follows:

Property type	% of Loan Balance	Geographic Location	% of Loan Balance	LTV	% of Loan Balance
Multifamily	35.00%	California	25.30%	<50%	13.60%
Mixed used	26.70%	Tennessee	14.20%	50-60%	29.10%
Student Housing	16.50%	Texas	12.30%	60-70%	34.30%
Office	12.00%	New York	11.20%	70%+	23.00%
Hotel	6.10%	Virginia	10.50%	Total	100.00%
Office	3.70%	Colorado	9.10%
Total	100.00%	Georgia	5.30%
		Florida	3.00%
		Oregon	2.30%
		Washington	1.30%
		Other	5.50%
		Total	100.00%

As of March 31, 2025, the Company held 7.18% and 7.01% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.6 million and $24.5 million, respectively.

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

The allowance for credit losses was $6.1 million and $6.1 million at March 31, 2025 and December 31, 2024, respectively, and is included in the accompanying consolidated balance sheets. During the three months ended March 31, 2025 this allowance was impacted by an increase of $0.0 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.

Non-accrual loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The Company has one non-accrual loan as of March 31, 2025, which the Company believes is not impaired based on an evaluation of the collectability of the principal.

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

Operations:

The following is a summary of the Company’s operating results for the three months ended March 31, 2025 and 2024 (in ‘000s):

	For the Three months Ended March 31,
	2025	2024
Net interest income
Interest income net of amortization/accretion	$17,015	$16,757
Interest expense	(9,784)	(8,394)
Net interest income	7,231	8,363
Provision for credit losses	(15)	(3,164)
Net interest income after provision for credit losses	7,216	5,199
Operating Expenses:
Management fees (see Note 8)	1,221	1,033
Incentive fees (see Note 8)	170	749
Professional fees	302	269
Administration and custodian fees	443	249
Other expenses	10	3
Total operating expenses	2,146	2,303
Other Income:
Reimbursement - Investment Manager (see Note 8)	0	(104)
Income from equity method investments	(681)	609
Other income	681	590
Total other income	—	1,095
Net Income	$5,070	$3,991

Net income per unit (basic and diluted)	$0.14	$0.13
Weighted average units outstanding	36,398,943	30,207,369

Net Interest Income (Loss)

Net interest income decreased $1.1 million during the three months ended March 31, 2025, as compared to the corresponding period for the previous fiscal year. The decrease was due primarily to an decrease in index rates, including Term SOFR, and an increase in portfolio financing.

Interest income increased $0.3 million during the three months ended March 31, 2025, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to a $151.2 million increase in weighted average principal balance of our loan portfolio, as a result of capital deployment from share issuance and financing proceeds.

Interest expense increased $1.4 million during the three months ended March 31, 2025, as compared to the corresponding period for the previous fiscal year. The increase was driven by a $138.8 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.

Operating Expenses

Total operating expenses decreased by $0.2 million during the three months ended March 31, 2025, as compared to the corresponding period for the previous fiscal year. This decrease was primarily due to a decrease in incentive fees.

Total Other Income

Total other income decreased by $1.1 million during the three months ended March 31, 2025, as compared to the corresponding period for the previous fiscal year. The decrease was primarily driven by a decrease of 1.3 million from equity method investments.

Net Income (Loss)

During the three months ended March 31, 2025, the net income was approximately $1.1 million higher, as compared to the corresponding period for the previous fiscal year. This increase primarily driven by a lower provision for credit losses, partially offset by a decrease in income from equity method investments, and a decrease in net interest income.

Cash Flows Provided by Operating Activities

During the three months ended March 31, 2025, cash flows provided by operating activities were approximately $6.7 million, primarily driven by net income, decrease in accrued interest receivable, decrease in related party payable and accrued expenses, and an increase in accounts payable and accrued expenses.

Cash Flows Used by Investing Activities

During the three months ended March 31, 2025, cash flows used in investing activities were approximately $78.1 million, primarily driven by the origination of mortgage loan receivables which was partially offset by the repayment of mortgage loan receivables.

Cash Flows Provided by Financing Activities

During the three months ended March 31, 2025, cash flows provided by financing activities were approximately $71.3 million, primarily driven by issuance of common units, credit facility and repurchase agreement borrowings partially offset by paydowns, and distribution paid.

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

Cash and cash equivalents as of March 31, 2025, taken together with the Company’s uncalled Capital Commitments of $466.6 million and the potential for additional borrowings under the Company’s Credit Facility and the Company’s Repurchase Agreement, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.

Capital Commitments

The Company entered into separate subscription agreements with a number of investors for the Private Offering. Each investor will make a capital commitment (a “Capital Commitment”) to purchase Units pursuant to a subscription agreement (a “Subscription Agreement”). We refer to the initial date on which Capital Commitments were first accepted by or on behalf of the Company from Members as the “Initial Closing,” and each such date on which Capital Commitments are accepted as a “closing.” Thereafter, subsequent closings for additional Capital Commitments from new and existing Members may generally be held as of the end of the calendar quarter, subject to our discretion to hold closings at any other time. As of March 31, 2025, the Company received capital commitments of $788 million, of which $456 million remained unfunded. During the year ended December 31, 2024 the Company received a request to redeem 433,789 common units which paid during the three months ended March 31, 2025.

For further details, see “Note 3. Capital Commitments,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of March 31, 2025, refer to Note 10 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

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

As of March 31, 2025, the Company had $133.0 million outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Morgan Stanley Repurchase Agreement

On April 27, 2022, AB CRE PDF Member I LLC (“PDF Member I”) entered into a $150 million master repurchase and securities contract agreement (the “Morgan Stanley Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Morgan Stanley Repurchase Agreement, PDF Member I is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The initial expiration date of the Morgan Stanley Repurchase Agreement was April 27, 2025.

On July 21, 2022, the Company entered into an omnibus amendment (the “First Morgan Stanley Repurchase Agreement Amendment”) to the Morgan Stanley Repurchase Agreement. The First Morgan Stanley Repurchase Agreement Amendment increased the Maximum Facility Amount to $200 million.

On April 26, 2024, the Company entered into an amendment (the “Second Morgan Stanley Repurchase Agreement Amendment”) to the Morgan Stanley Repurchase Agreement. The Second Repurchase Agreement Amendment (i) increased the Maximum Facility Amount to $400 million and (ii) extended the maturity date of the Morgan Stanley Repurchase Agreement to April 27, 2026.

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

HSBC Loan

On December 7, 2023, AB CRE PDF TNVA1 LLC (“TNVA1”), a wholly owned subsidiary of the Company entered into a Loan and Security Agreement (the “HSBC Loan and Security Agreement”) by and among TNVA1, as borrower, HSBC Bank USA, National Association (“HSBC”), as administrative agent for itself and the other lenders signatory thereto, and the lenders signatory thereto (the “HSBC Lenders”) as part of a “note-on-note” loan (the “HSBC TNVA1 Loan”) transaction. The HSBC Lenders have made the HSBC TNVA1 Loan in the aggregate principal amount of $86.1 million. The HSBC TNVA1 Loan generally bears interest at a rate per annum equal to the greater of (i) Term SOFR plus a margin of 2.25%, with a 0.0% floor on Term SOFR and (ii) 5.25%. The HSBC TNVA1 Loan is secured by a first priority security interest in certain collaterally assigned loans. For further details, see “Note 7. Debt Obligations,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of March 31, 2025, refer to Note 10 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

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

Assuming that the statement of assets and liabilities as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in 000’s).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(16.4 million)	$(18.8 million)	$2.4 million
Down 200 basis points	(13.7 million)	(12.5 million)	(1.2 million)
Down 100 basis points	(9.1 million)	$(6.3 million)	(2,8 million)
Down 50 basis points	(4.7 million)	(3.1 million)	(1.6 million)
Up 50 basis points	4.7 million	3.1 million	1.6 million
Up 100 basis points	9.3 million	6.3 million	3.0 million
Up 200 basis points	18.7 million	12.5 million	6.2 million
Up 300 basis points	28.0 million	18.8 million	9.2 million

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended March 31, 2025, there have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1

Master Repurchase and Securities Contract Agreement, dated April 1, 2025, among AB CRE PDF Lending C LLC, as Seller, Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on April 7, 2025)

10.2

Third Omnibus Amendment, dated as of April 9, 2025, by and among Morgan Stanley Mortgage Capital Holdings LLC, as the administrative agent, Morgan Stanley Bank, N.A., as the buyer, AB CRE PDF Member I LLC, as seller, and the Fund, as the guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on April 11, 2025)

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

Date: May 14, 2025

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director