Form 10-Q
period 2025-06-30
AB Commercial Real Estate Private Debt Fund, LLC
filed 2025-08-14
CIK 1876255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56320

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC

(Exact name of registrant as specified in its charter)

Delaware	87-1137341
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 14, 2025 the registrant had 42,510,344 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

Documents Incorporated by Reference

None.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC FORM

10-Q FOR THE QUARTER ENDED JUNE 30, 2025

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Balance Sheets

(in thousands)

	As of June 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Loan receivables held for investment, net, at amortized cost
Mortgage loans receivable	$969,565	$867,687
Allowance for credit losses	(6,512)	(6,127)
Commercial debt securities, at fair value (cost of $5,000 and $0, respectively)	5,006	—
Equity method investments	27,157	31,045
Cash and cash equivalents	114,775	10,913
Accrued interest receivable	3,984	5,538
Other assets	98	52
Deferred financing costs, net	1,927	1,208
Total assets	$1,116,000	$910,316
Liabilities and Members’ Capital
Liabilities
Credit facility	$120,000	$38,000
Repurchase agreement	380,771	246,491
Notes payable	205,787	261,037
Capital received in advance	50,804	—
Distribution payable	7,832	8,269
Redemption payable	3,608	4,094
Related party payables and accrued expenses (See Note 9)	665	1,158
Reimbursement payable (see Note 9)	—	168
Incentive fee payable (see Note 9)	673	1,152
Management fee payable (see Note 9)	2,417	2,459
Accounts payable and accrued expenses	3,690	2,868
Other liabilities	822	509
Total liabilities	$777,069	$566,205
Commitments and contingencies (see Note 11)	—	—
Members’ capital
Common units (36,242,138 and 36,290,817 units issued and outstanding at June 30, 2025 and December 31, 2024, respectively)	$354,061	$354,488
Distributions in excess of earnings	(15,130)	(10,377)
Total member’s capital	338,931	344,111
Total liabilities and members’ capital	$1,116,000	$910,316

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Income

(in thousands) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net interest income
Interest income net of amortization/accretion	$19,652	$18,673	$36,667	$35,324
Interest expense	(10,668)	(9,528)	(20,452)	(17,922)
Net interest income	8,984	9,145	16,215	17,402
Provision for credit losses	(371)	(8)	(385)	(3,173)
Net interest income after provision for credit losses	8,613	9,137	15,830	14,229
Operating Expenses:
Management fees (see Note 9)	1,203	1,046	2,424	2,079
Incentive fees (see Note 9)	502	673	672	1,422
Professional fees	320	369	622	639
Administration and custodian fees	480	562	923	810
Other expenses	2	3	13	5
Total operating expenses	2,507	2,653	4,654	4,955
Other Income:
Reimbursement - Investment Manager (see Note 9)	—	317	—	213
Impairment from equity method investments	(507)	—	(507)	—
Income (loss) from equity method investments	(235)	951	(916)	1,664
Other income	655	306	1,336	898
Total other income	(87)	1,574	(87)	2,775
Net Income	$6,019	$8,058	$11,089	$12,049

Net income per unit (basic and diluted)	$0.17	$0.26	$0.31	$0.40
Weighted average units outstanding	36,516,880	30,524,544	36,458,237	30,366,091

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands) (Unaudited)

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2024	36,290,817	$354,488	$(10,377)	$344,111
Issuance of common units	324,379	3,078	—	3,078
Redemption of common units	(310,499)	(2,917)	—	(2,917)
Net Income	—	—	5,070	5,070
Distributions declared	—	—	(8,010)	(8,010)
Members capital at March 31, 2025	36,304,697	$354,649	$(13,317)	$341,332
Issuance of common units	321,811	3,020	—	3,020
Redemption of common units	(384,370)	(3,608)	—	(3,608)
Net Income	—	—	6,019	6,019
Distributions declared	—	—	(7,832)	(7,832)
Members capital at June 30, 2025	36,242,138	$354,061	$(15,130)	$338,931

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2023	30,006,873	$294,615	$(5,431)	$289,184
Issuance of common units	310,904	2,987	—	2,987
Net Income	—	—	3,991	3,991
Distributions declared	—	—	(8,143)	(8,143)
Members capital at March 31, 2024	30,317,777	$297,602	$(9,583)	$288,019
Issuance of common units	315,410	3,000	—	3,000
Net Income	—	—	8,058	8,058
Distributions declared	—	—	(8,254)	(8,254)
Members capital at June 30, 2024	30,633,187	$300,602	$(9,779)	$290,823

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Cash Flows

(in thousands) (Unaudited)

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash flows from operating activities
Net Income	$11,089	$12,049
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(1,887)	(2,389)
(Income) loss from equity method investments	916	(1,664)
Impairment of equity method investments	507	—
Distributions of earnings from equity method investments	718	2,146
Amortization of deferred financing costs	926	628
Provision for credit loss	385	3,173
Increase or decrease in operating assets and liabilities
(Increase) decrease in accrued interest receivable	1,554	(956)
(Increase) decrease in other assets	(46)	64
(Increase) decrease in reimbursement receivable	—	(170)
Increase (decrease) in related party payables and accrued expenses	(493)	479
Increase (decrease) in incentive fee payable	(479)	—
Increase (decrease) in reimbursement payable	(168)	1,422
Increase (decrease) in management fee payable	(42)	5
Increase (decrease) in accounts payable and accrued expenses	822	1,037
Increase (decrease) in other liabilities	313	243
Net cash provided by (used for) operating activities	14,115	16,067
Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(355,516)	(229,193)
Subsequent draws on mortgage loan receivables	(6,333)	—
Repayment of mortgage loan receivables	261,858	62,782
Origination of commercial debt securities	(5,006)	—
Distributions from equity method investments in excess of earnings	1,747	2,444
Net cash (used for) provided by investing activities	(103,250)	(163,967)
Cash flows from financing activities
Issuance of common units	6,098	5,987
Capital received in advance	50,804	—
Redemption of common units	(7,011)	—
Distributions paid	(16,279)	(16,375)
Credit facility borrowings	332,200	116,000
Credit facility paydowns	(250,200)	(65,000)
Repurchase agreement borrowings	204,771	136,866
Repurchase agreement paydowns	(70,491)	(48,530)
Note payable paydowns	(55,250)	—
Deferred financing costs paid	(1,645)	(792)
Net cash provided by (used for) financing activities	192,997	128,156
Net increase (decrease) in cash and cash equivalents	103,862	(19,744)
Cash and cash equivalents, beginning of period	10,913	26,622
Cash and cash equivalents, end of period	$114,775	$6,878
Supplemental financing activities
Cash paid during the period for interest	$19,577	$16,941
Redemptions payable	3,608	—

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Notes to Consolidated Financial Statements

June 30, 2025

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

The Company will generally consolidate entities (i) it controls through either majority ownership or voting rights or (ii) management determines that the Company is the primary beneficiary of entities deemed to be variable interest entities (“VIEs”). Accordingly, the Company consolidated the results of its subsidiaries (AB CRE PDF Member I LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement—see Note 8, AB CRE PDF Athena LLC, a wholly owned entity, AB CRE PDF TNVA1 LLC, a wholly owned entity and AB CRE PDF Lending C LLC, a wholly owned entity) in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Commercial debt securities

Investments in commercial debt securities are recorded in accordance with ASC 320-10, "Investments – Debt and Equity Securities". The Company has chosen to make a fair value election pursuant to ASC 825, "Financial Instruments" for its commercial debt securities portfolio. These securities are recorded at fair value on the consolidated balance sheets and the periodic change in fair value is recorded in current period earnings on the consolidated statement of income as a component of "Net unrealized gain/(loss)." Purchases and sales of commercial debt securities are recorded on the trade date. The Company accrues interest income in commercial debt securities using the effective interest method.

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

The allowance for credit losses was $6.5 million and $6.1 million at June 30, 2025 and December 31, 2024, respectively, and is included in the accompanying consolidated balance sheets. During the three and six months ended June 30, 2025 this allowance was impacted by an increase of $0.4 million and $0.4 million in allowance for credit losses as reflected in the accompanying consolidated statements of income. During the three and six months ended June 30, 2024, respectively, this allowance was impacted by an increase of $0.0 million and $3.2 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.

Non-accrual loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The company has one non-accrual loan as of both June 30, 2025 and December 31, 2024.

Valuation of Financial Instruments

The Company discloses (see Note 7) the value of its financial instruments at fair value accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”) issued by the Financial Accounting Standards Board (the “FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Segment Reporting

The Company represents a single operating segment originating and acquiring commercial mortgage loans and related investments. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s Principal Executive Officer and Principal Financial Officer are collectively the CODM. The CODM monitors the operating results of the Company as a whole and the pre-determined Company’s long term investment strategy, which is executed by the Company's management group. The qualitative and quantitative information contained within the financial statements is used by the CODM to assess the segments performance versus the Company’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated balance sheets and segment expenses are listed on the consolidated statements of income. The accounting policies of the Company segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net income, which is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The significant segment expenses are those that are reported on the income statement. For the year ended June 30, 2025, there were 4 commercial real estate loan borrowers who individually accounted for more than 10% of our consolidated gross income.

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

In August 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-05, “Business Combinations - Joint Venture Formations.” This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint ventures separate financial statements . The ASU is effective for all joint venture formations with a formation date on or after January 1, 2025. The Company did not have a joint venture formed on or after January 1, 2025, and the ASU did not have an impact on the Company's consolidated financial statements.

3.
Capital Commitments

The following information sets forth the total capital committed to the Company as of June 30, 2025 and December 31, 2024 (in ‘000s):

	As of June 30, 2025	As of December 31, 2024
Capital Commitments	$798,663	$763,395
Cumulative Capital Funded (1)	329,058	335,098
Unfunded Capital Commitments	$469,605	$428,297

(1)Excludes cumulative amounts reinvested totaling $26.1 million and $20.0 million as of June 30, 2025 and December 31, 2024, respectively. Also excludes capital received in advance of $50.8 million as of June 30, 2025.

For the six months ended June 30, 2025 and year ended December 31, 2024 the Company received a request to redeem 694,869 and 433,789 common units, respectively.

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

4.
Loan Receivables Held for Investment

The following table summarizes the Company’s investments in loan receivables held for investment as of June 30, 2025 (in ‘000s):

Investment (in '000s)	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at June 30, 2025	Interest rate at June 30, 2025(1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$29,276	$29,276	SOFR + 3.06%	$29,276	7.39%	1/10/2026	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	55,935	SOFR + 4.25%	55,935	8.57%	8/5/2025	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	27,748	27,748	SOFR + 4.75%	27,748	9.07%	7/5/2025	Interest only
Loan 7(2)	Purchase	Mixed Use	11/22/2022	25,224	19,847	SOFR + 9.05%	19,847	13.38%	7/10/2024	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	35,558	SOFR + 3.50%	35,467	7.82%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	121,870	121,870	SOFR + 2.25%	121,870	6.57%	8/9/2025	Interest only
Loan 11	Loan origination	Mixed Use	11/2/2023	146,000	136,440	SOFR + 5.50%	136,159	9.82%	11/10/2025	Interest only
Loan 12	Loan origination	Hospitality	5/7/2024	30,000	30,000	SOFR + 4.00%	29,805	8.32%	5/10/2027	Interest only
Loan 14	Loan origination	Multifamily	6/11/2024	100,000	100,000	SOFR + 3.75%	99,337	8.07%	7/10/2027	Interest only
Loan 15	Loan origination	Office	12/17/2024	58,773	58,721	SOFR + 4.50%	58,265	8.82%	1/9/2027	Interest only
Loan 16	Loan origination	Multifamily	2/11/2025	65,155	61,425	SOFR + 2.35%	60,850	6.67%	3/9/2027	Interest only
Loan 17	Loan origination	Multifamily	2/11/2025	79,650	67,275	SOFR + 2.45%	66,573	6.77%	3/9/2027	Interest only
Loan 18	Loan origination	Multifamily	3/26/2025	81,900	75,739	SOFR + 2.35%	74,976	6.67%	4/9/2028	Interest only
Loan 19	Loan origination	Office	6/5/2025	49,300	35,167	SOFR + 4.15%	34,685	8.46%	6/9/2028	Interest only
Loan 20	Loan origination	Industrial	6/30/2025	123,000	120,000	SOFR + 2.10%	118,772	6.43%	7/9/2027	Interest only
Total				$1,029,631	$975,001		$969,565

(1) The loan receivables held for investment are floating rate loans and are presented with the contractual rate based on SOFR or the applicable SOFR floor plus the applicable spread as of June 30, 2025.

(2) Loan 7 matured in July 2024 and has not been repaid. As of October 2024 the Company changed this loan to non-accrual status. The Company has written off accrued interest based upon management's view of collectability of interest contractually owed after that date. As of June 30, 2025, this loan is collateral dependent as foreclosure on the collateralized property is possible. The loan is collateralized by a mixed used space in California.

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

5.
Commercial Debt Securities

As of June 30, 2025 and December 31, 2024 the Company has commercial debt securities in carrying amount of $5.0 million and $0, respectively. As of June 30, 2025 the cost related to the commercial debt securities is $5.0 million and the unrealized gain is minimal. The life of the security as of June 30, 2025 is approximately 2 years. The coupon rate and effective interest is 7.3% as of June 30, 2025.

6.
Equity Method Investments

As of June 30, 2025, the Company held 7.12% and 6.98% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.3 million and $23.8 million, respectively. As of December 31, 2024, the carrying value was $3.7 million and $27.3 million, respectively. The Company reported its share of the net asset value of AB CRED II and AB CRED III in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.

At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimated life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the three and six months ended June 30, 2024 in the amount of $0.1 million and $0.3 million, respectively. As of June 30, 2025 no unamortized basis difference remains on the equity method investments. As of June 30, 2024, the unamortized basis difference on the equity method investments were $1.0 million.

During the three and six months ended June 30, 2025 the Company recorded impairment of the equity method investments of $0.5 million for both periods. During the three and six months ended June 30, 2024, the Company did not record an impairment on the equity method investments.

Summarized financial information for the equity method investments as of March 31, 2025 and December 31, 2024 (balance sheet) and for the three months ended March 31, 2025 and March 31, 2024 (statement of income) is as follows (in ‘000s):

Balance Sheets (in ‘000s)

	As of March 31, 2025	As of December 31, 2024
Assets
Investments at fair value (cost of $480,106 and $509,896, respectively)	$397,769	$426,163
Cash and cash equivalents	1,585	13,722
Other assets	10,857	11,875
Total assets	410,211	451,759
Liabilities
Accrued expenses	2,127	1,970
Other liabilities	1,772	14,310
Total liabilities	3,899	16,280
Total equity	406,312	435,479
Total liabilities and equity	$410,211	$451,759

Statements of Income (in '000s)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Total income	$4,192	$13,348
Total expenses	1,008	1,503
Net investment income	3,184	11,845
Net realized gain/ (loss)	(3,206)	155
Net change in unrealized appreciation/ (depreciation)	1,999	(709)
Net income (loss)	$1,977	$11,291

	For the Six Months Ended March 31, 2025	For the Six Months Ended March 31, 2024
Total income	$10,889	$29,109
Total expenses	2,194	2,797
Net investment income	8,695	26,312
Net realized gain/ (loss)	(3,117)	(951)
Net change in unrealized appreciation/ (depreciation)	(51,410)	(8,312)
Net income (loss)	$(45,832)	$17,049

7.
Fair Value of Financial Instruments

Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.

The following table presents the carrying value and fair value of the Company’s financial instruments as of June 30, 2025, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$969,565	$—	$—	$953,526	$953,526
Commercial debt securities	5,006		5,006	—	5,006
Total Assets	$974,571	$—	$5,006	$953,526	$958,532
Liabilities
Credit facility	$120,000	$—	$—	$120,000	$120,000
Morgan Stanley repurchase agreement	277,811	—	—	276,939	276,939
Citibank repurchase agreement	102,960	—	—	102,960	102,960
Note payable	119,707	—	—	119,487	119,487
HSBC Loan	86,080	—	—	86,071	86,071
Total Liabilities	$706,558	$—	$—	$705,457	$705,457

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

The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of June 30, 2025 are the discount margins and range from 2.10% to 6.5%. The discounted cash flow method was used in calculating the fair values of the Company’s liabilities. The significant unobservable inputs as of June 30, 2025, are the discount margins and range from 1.55% to 2.60%.

The following table presents the carrying value and fair value of the Company’s financial instruments as of December 31, 2024, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$867,687	$—	$—	$865,572	$865,572
Total Assets	$867,687	$—	$—	$865,572	$865,572
Liabilities
Credit facility	$38,000	$—	$—	$38,000	$38,000
Morgan Stanley repurchase agreement	246,491	—	—	245,547	245,547
Note payable	119,707	—	—	119,462	119,462
HSBC Loan	141,330	—	—	141,220	141,220
Total Liabilities	$545,528	$—	$—	$544,229	$544,229

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

8.
Debt Obligations

Summarized Debt Obligations

The following table summarizes the Company’s debt obligations (in ‘000s):

Debt Obligation (in '000s)	Outstanding Balance as of June 30, 2025	Outstanding Balance as of December 31, 2024	Weighted Average Interest Rate at June 30, 2025(1)	Value of Underlying Collateral as of June 30, 2025
Credit facility	$120,000	$38,000	6.57%	N/A	(2)
Morgan Stanley repurchase agreement	277,811	246,491	6.53%	382,976
Citibank repurchase agreement	102,960	—	5.91%	128,700
Note payable	119,707	119,707	5.51%	121,870
HSBC Loan	86,080	141,330	6.56%	136,440
Total	$706,558	$545,528		$769,986

(1)
The rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of June 30, 2025.
(2)
The Credit Facility is secured by all collateral of the Company. See Credit Facility note below for further details.

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

The maximum principal amount (the “Maximum Commitment”) of the State Street Credit Facility was initially $65 million. The Maximum Commitment amount may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the State Street Credit Agreement. During February 2022 the Company increased the Maximum Commitment to $100 million. During September 2022 the Maximum Commitment was reduced to $65 million. During February 2023 the Maximum Commitment was increased to $100 million

As of June 30, 2025, and December 31, 2024, borrowings under the State Street Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR plus the applicable spread for the applicable Interest Period; and (ii) with respect to reference rate loans, the Prime rate in effect from day to day plus the applicable spread.

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

As of June 30, 2025 and December 31, 2024, the Company had $120 million and $38 million, respectively outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes..

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

On April 9, 2025, the Company entered into an amendment (the "Third Morgan Stanley Repurchase Agreement Amendment") to the Morgan Stanley Repurchase Agreement. The Third Morgan Stanley Repurchase Agreement increased the master repurchase facility size from $300,000,000 to $350,000,000.

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

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. ("Citibank”). The Note has a maximum commitment of $125.6 million and is scheduled to mature within one hundred fifty (150) days after the maturity date of the underlying collateral of August 9, 2025, or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, Citibank, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). The maturity of the Note was automatically extended to January 6, 2026 in accordance with the Loan and Security Agreement based on the loan extension of underlying Loan 9. Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%. The Note is collateralized by Loan 9, see footnote 4.

Citibank Repurchase Agreement

On April 1, 2025, AB CRE PDF Lending C LLC (“PDF Lending C”), a wholly-owned subsidiary of the Company, entered into a $250,000,000 master repurchase agreement and securities contract (the “Citibank Repurchase Agreement”), with Citibank, with an option, at Citibank’s discretion, to increase the maximum facility amount to $500,000,000. Pursuant to the Citibank Repurchase Agreement, PDF Lending C is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multi-family hospitality, office, retail, industrial or self-storage properties or such other property types acceptable to Citibank. The expiration date for adding new loans to the facility is April 1, 2027, unless extended or earlier terminated in accordance with the terms of the Citibank Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Citibank Repurchase Agreement.

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

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Year ending December 31,	Borrowing by Maturity (in '000s)
2025 (last 6 months)	$—
2026	603,598
2027	102,960
2028	—
2029	—
Total	$706,558

9.
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

For the three and six months ended June 30, 2025, the Company incurred Management Fees of $1.2 million and $2.4 million, respectively, ($1.0 million and $2.1 million for the three and six months ended June 30, 2024, respectively). As of June 30, 2025 and December 31, 2024 the Management Fees payable amounted to $2.4 million and $2.5 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.

As disclosed in Note 6, the Company holds interests in AB CRED II and AB CRED III, affiliated entities of the Company and unconsolidated joint ventures.

During the year ended December 31, 2022, the Company purchased Loan 6 and Loan 7 from a related party which remains outstanding as of June 30, 2025.

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

For the three and six months ended June 30, 2025, the Company incurred Incentive Fees of $0.5 million and $0.7 million, respectively ($0.7 million and $1.4 million for the three and six months ended June 30, 2024, respectively). As of June 30, 2025 and December 31, 2024 the Incentive Fees payable amounted to $0.7 million and $1.2 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.

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

For the three and six months ended June 30, 2025, the Company incurred reimbursement costs of $0.3 million and $0.5 million, respectively, ($0.4 million and $0.5 million for the three and six months ended June 30, 2024, respectively), and are included in administration and custodian fees in the accompanying consolidated statements of income. As of June 30, 2025 and December 31, 2024 the Company owes the Investment Manager reimbursement costs in the amount of $0.5 million and $1.1 million, respectively and are included in related party payables and accrued expenses in the accompanying consolidated balance sheets.

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

For the three and six months ended June 30, 2024, the Company incurred expenses in excess of the Expense Cap totaling
$0.3 million and $0.2 million, respectively. As of June 30, 2025 and December 31, 2024, the Company owes $0.0 million and $0.2 million, respectively, to the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be paid as soon as practical.

10.
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

11.
Commitments and Contingencies

Commitments

The Company may enter into commitments to fund investments. As of June 30, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of June 30, 2025 (in ‘000s):

	Expiration Date	Unfunded Commitment
Loan 1	1/10/2026	$—
Loan 5	8/5/2025	—
Loan 6	7/5/2025	—
Loan 7	7/10/2024	5,377
Loan 8	3/10/2026	242
Loan 9	8/9/2025	—
Loan 11	11/10/2025	9,560
Loan 12	5/10/2027	—
Loan 14	7/10/2027	—
Loan 15	1/9/2027	52
Loan 16	3/9/2027	3,730
Loan 17	3/9/2027	12,375
Loan 18	4/9/2028	6,161
Loan 19	6/9/2028	14,133
Loan 20	7/9/2027	3,000
Total		$54,630

As of June 30, 2025, the Company is subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.

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

Fourth Morgan Stanley Repurchase Agreement Amendment

On July 28, 2025, the Company entered into an amendment (the “Fourth Morgan Stanley Repurchase Agreement Amendment”) to the Morgan Stanley Repurchase Agreement. The Fourth Morgan Stanley Repurchase Agreement Amendment increased the master repurchase facility size from $350,000,000 to $400,000,000.

Origination of mortgage loan receivables

In July 2025, two loans were originated totaling $138.6 million of commitments.

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

NAV Per Unit
December 31, 2024	$9.4815
June 30, 2025	9.3518

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

Portfolio Summary

As of June 30, 2025, the Company had made investments in 15 floating rate loans with a loan balance of $975 million along with investments in two unconsolidated equity investments for an initial consideration of $74.7 million. These loans had a weighted average interest rate of 7.73% and weighted average remaining term of 1.27 years.

Portfolio Investment Activity for the period ended June 30, 2025

Loan 13 was paid off at par.

Loans 19 and 20 were originated.

Loan 7 matured in July 2024 and has not been repaid. As of October 2024 the Company changed this loan to non-accrual status. The Company has written off accrued interest based upon management's view of collectability of interest contractually owed after that date.

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of June 30, 2025:

Investment (in thousands)	Balance	Interest Rate at June 30, 2025	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 1	$29,276	7.39%	1/10/2026	First Lien	Multifamily	California
Loan 5	$55,935	8.57%	8/5/2025	First Lien	Office	Texas
Loan 6	$27,748	9.07%	7/5/2025	First Lien	Hospitality	California
Loan 7	$19,847	13.38%	7/10/2024	First Lien	Mixed Use	California
Loan 8	$35,558	7.82%	3/10/2026	First Lien	Industrial	Georgia
Loan 9	$121,870	6.57%	8/9/2025	First Lien	Student Housing	Various
Loan 11	$136,440	9.82%	11/10/2025	First Lien	Mixed Use	Tennessee
Loan 12	$30,000	8.32%	5/10/2027	First Lien	Hospitality	New York
Loan 14	$100,000	8.07%	7/10/2027	First Lien	Multifamily	Virginia
Loan 15	$58,721	8.82%	1/9/2027	First Lien	Office	California
Loan 16	$61,425	6.67%	3/9/2027	First Lien	Multifamily	Texas
Loan 17	$67,275	6.77%	3/9/2027	First Lien	Multifamily	Colorado
Loan 18	$75,739	6.67%	4/9/2028	First Lien	Multifamily	New York
Loan 19	$35,167	8.46%	6/9/2028	First Lien	Office	District of Columbia
Loan 20	$120,000	6.43%	7/9/2027	First Lien	Industrial	New York

As of June 30, 2025 the concentration of mortgage loan receivables by property type, geographic location, and loan to value ("LTV") are as follows:

Property type	% of Loan Balance	Geographic Location	% of Loan Balance	LTV	% of Loan Balance
Multifamily	34.05%	New York	23.67%	<50%	3.06%
Mixed Use	15.95%	California	14.38%	50-60%	24.67%
Industrial	15.87%	Tennessee	13.92%	60-70%	37.61%
Office	15.80%	Texas	11.98%	70%+	34.66%
Student Housing	12.44%	Virginia	10.20%	Total	100.00%
Hotel	5.89%	Colorado	8.86%
Total	100.00%	Georgia	4.93%
		District of Columbia	3.59%
		Oregon	2.23%
		Washington	1.28%
		Other	4.96%
		Total	100.00%

As of June 30, 2025, the Company had made an investment in a commercial debt security. The table below sets forth select information about these assets in the Company’s portfolio as of June 30, 2025:

Investment (in thousands)	Balance	Interest Rate at June 30, 2025	Maturity Date	Loan Structure	Property Type	Geographic Location
Commercial debt security	$5,000	7.30%	6/9/2027	Bond	Office	New York

As of June 30, 2025, the Company held 7.12% and 6.98% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”) and AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.3 million and $23.8 million, respectively.

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

The allowance for credit losses was $6.5 million and $6.1 million at June 30, 2025 and December 31, 2024, respectively, and is included in the accompanying consolidated balance sheets. During the three and six months ended June 30, 2025 this allowance was impacted by an increase of $0.4 million and $0.4 million, respectively in allowance for credit losses as reflected in the accompanying consolidated statements of income.

Non-accrual loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The Company has one non-accrual loan as of June 30, 2025 and December 31, 2024.

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

Operations:

The following is a summary of the Company’s operating results for the three and six months ended June 30, 2025 and 2024 (in ‘000s):

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2025	2024	2025	2024
Net interest income
Interest income net of amortization/accretion	$19,652	$18,673	$36,667	$35,324
Interest expense	(10,668)	(9,528)	(20,452)	(17,922)
Net interest income	8,984	9,145	16,215	17,402
Provision for credit losses	(371)	(8)	(385)	(3,173)
Net interest income after provision for credit losses	8,613	9,137	15,830	14,229
Operating Expenses:
Management fees (see Note 9)	1,203	1,046	2,424	2,079
Incentive fees (see Note 9)	502	673	672	1,422
Professional fees	320	369	622	639
Administration and custodian fees	480	562	923	810
Other expenses	2	3	13	5
Total operating expenses	2,507	2,653	4,654	4,955
Other Income:
Reimbursement - Investment Manager (see Note 9)	—	317	—	213
Impairment from equity method investments	(507)	—	(507)	—
Income (loss) from equity method investments	(235)	951	(916)	1,664
Other income	655	306	1,336	898
Total other income (loss)	(87)	1,574	(87)	2,775
Net Income	$6,019	$8,058	$11,089	$12,049

Net income per unit (basic and diluted)	$0.17	$0.26	$0.31	$0.40
Weighted average units outstanding	36,516,880	30,524,544	36,458,237	30,366,091

Net Interest Income (Loss)

Net interest income decreased by $1.2 million during the six months ended June 30, 2025, as compared to the corresponding period for the previous fiscal year. The decrease was due primarily to a decrease in index rates, including Term SOFR.

Interest income increased by $1.3 million during the six months ended June 30, 2025, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to a $131.2 million increase in principal balance of our loan portfolio, as a result of capital deployment from financing proceeds.

Interest expense increased by $2.5 million during the six months ended June 30, 2025, as compared to the corresponding period for the previous fiscal year. The increase was driven by a $144.1 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.

Net interest income decreased by $0.2 million during the three months ended June 30, 2025, as compared to the corresponding period for the previous fiscal year. The decrease was due primarily to a sharper increase in the interest expense, which outpaced the growth in interest income.

Interest income increased by $1.0 million during the three months ended June 30, 2025, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to a $131.2 million increase in principal balance of our loan portfolio, as a result of capital deployment from financing proceeds.

Interest expense increased by $1.1 million during the three months ended June 30, 2025, as compared to the corresponding period for the previous fiscal year. The increase was driven by a $149.1 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.

Operating Expenses

Total operating expenses decreased by $0.3 million during the six months ended June 30, 2025, as compared to the corresponding period for the previous fiscal year. This decrease was primarily due to a decrease in incentive fees.

Total operating expenses decreased by $0.1 million during the three months ended June 30, 2025, as compared to the corresponding period for the previous fiscal year. This decrease was primarily due to a decrease in incentive fees.

Total Other Income

Total other income decreased by $2.9 million during the six months ended June 30, 2025, as compared to the corresponding period for the previous fiscal year. The decrease was primarily driven by a decrease of $2.5 million on income from equity method investments, and a $0.5 million increase in impairment from equity method investments.

Total other income decreased by $1.7 million during the three months ended June 30, 2025, as compared to the corresponding period for the previous fiscal year. The decrease was primarily driven by a decrease of $1.2 million on income from equity method investments, and a $0.5 million increase in impairment from equity method investments.

Net Income (Loss)

During the six months ended June 30, 2025, the net income was approximately $1.0 million lower, as compared to the corresponding period for the previous fiscal year. This decrease was primarily driven by a decrease in other income and operating expenses, partially offset by an increase in net interest income.

During the three months ended June 30, 2025, the net income was approximately $2.0 million lower, as compared to the corresponding period for the previous fiscal year. This decrease was primarily driven by a decrease in other income and operating expenses, partially offset by an increase in net interest income.

Cash Flows Provided by Operating Activities

During the six months ended June 30, 2025, cash flows provided by operating activities were approximately $14.1 million, primarily driven by net income.

Cash Flows Used for Investing Activities

During the six months ended June 30, 2025, cash flows used for investing activities were approximately $103.2 million, primarily driven by the origination of mortgage loan receivables which was partially offset by the repayment of mortgage loan receivables.

Cash Flows Provided by Financing Activities

During the six months ended June 30, 2025, cash flows provided by financing activities were approximately $193.0 million, primarily driven by credit facility and repurchase agreement borrowings partially offset by paydowns, and distribution paid.

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

Cash and cash equivalents as of June 30, 2025, taken together with the Company’s uncalled Capital Commitments of $469.6 million and the potential for additional borrowings under the Company’s Credit Facility and the Company’s Repurchase Agreement, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.

Capital Commitments

The Company entered into separate subscription agreements with a number of investors for the Private Offering. Each investor will make a capital commitment (a “Capital Commitment”) to purchase Units pursuant to a subscription agreement (a “Subscription Agreement”). We refer to the initial date on which Capital Commitments were first accepted by or on behalf of the Company from Members as the “Initial Closing,” and each such date on which Capital Commitments are accepted as a “closing.” Thereafter, subsequent closings for additional Capital Commitments from new and existing Members may generally be held as of the end of the calendar quarter, subject to our discretion to hold closings at any other time. As of June 30, 2025, the Company received capital commitments of $798.7 million, of which $469.6 million remained unfunded. For the six months ended June 30, 2025 and year ended December 31, 2024 the Company received a request to redeem 694,869 and 433,789 common units, respectively.

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

As of June 30, 2025, the Company had $120 million outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For further details, see “Note 8. Debt Obligations,” to the Company’s financial statements.

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

For further details, see “Note 8. Debt Obligations,” to the Company’s financial statements.

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. ("Citibank”). The Note has a maximum commitment of $125.6 million and is scheduled to mature within one hundred fifty (150) days after the maturity date of the underlying collateral of August 9, 2025, or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, Citibank, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). Pursuant to the terms of the Loan and Security Agreement, the maturity of the Note was automatically extended to January 6, 2026, upon the loan extension of underlying Loan 9 in the Company's portfolio. Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%. For further details, see “Note 4. Loan Receivables Held for Investment” and “Note 8. Debt Obligations,” to the Company’s financial statements.

Citibank Repurchase Agreement

On April 1, 2025, AB CRE PDF Lending C LLC (“PDF Lending C”), a wholly-owned subsidiary of the Company, entered into a $250,000,000 master repurchase agreement and securities contract (the “Citibank Repurchase Agreement”), with Citibank,with an option, at Citibank’s discretion, to increase the maximum facility amount to $500,000,000. Pursuant to the Citibank Repurchase Agreement, PDF Lending C is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multi-family hospitality, office, retail, industrial or self-storage properties or such other property types acceptable to Citibank. The expiration date for adding new loans to the facility is April 1, 2027, unless extended or earlier terminated in accordance with the terms of the Citibank Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Citibank Repurchase Agreement.

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

HSBC Loan

On December 7, 2023, AB CRE PDF TNVA1 LLC (“TNVA1”), a wholly owned subsidiary of the Company entered into a Loan and Security Agreement (the “HSBC Loan and Security Agreement”) by and among TNVA1, as borrower, HSBC Bank USA, National Association (“HSBC”), as administrative agent for itself and the other lenders signatory thereto, and the lenders signatory thereto (the “HSBC Lenders”) as part of a “note-on-note” loan (the “HSBC TNVA1 Loan”) transaction. The HSBC Lenders have made the HSBC TNVA1 Loan in the aggregate principal amount of $86.1 million. The HSBC TNVA1 Loan generally bears interest at a rate per annum equal to the greater of (i) Term SOFR plus a margin of 2.25%, with a 0.0% floor on Term SOFR and (ii) 5.25%. The HSBC TNVA1 Loan is secured by a first priority security interest in certain collaterally assigned loans. For further details, see “Note 8. Debt Obligations,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of June 30, 2025, refer to Note 11 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

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

Assuming that the statement of assets and liabilities as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in 000’s).

Change in Interest Rates	Increase (Decrease) in Interest Income (millions)	Increase (Decrease) in Interest Expense (millions)	Net Increase (Decrease) in Net Investment Income (millions)
Down 300 basis points	$(16.71)	$(20.38)	$3.67
Down 200 basis points	(14.32)	(13.59)	(0.73)
Down 100 basis points	(9.49)	$(6.79)	(2.70)
Down 50 basis points	(4.80)	(3.40)	(1.40)
Up 50 basis points	4.80	3.40	1.40
Up 100 basis points	9.60	6.79	2.81
Up 200 basis points	19.20	13.59	5.61
Up 300 basis points	28.80	20.38	8.42

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three and six months ended June 30, 2025, there have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

During the three and six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in paragraphs (a) and (c), respectively, of Item 408 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1

Master Repurchase and Securities Contract Agreement, dated April 1, 2025, among AB CRE PDF Lending C LLC, as Seller, Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on April 7, 2025)

10.2

Third Omnibus Amendment, dated as of April 9, 2025, by and among Morgan Stanley Mortgage Capital Holdings LLC, as the administrative agent, Morgan Stanley Bank, N.A., as the buyer, AB CRE PDF Member I LLC, as seller, and the Fund, as the guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on April 11, 2025)

10.3

Fourth Omnibus Amendment, dated as of July 28, 2025, by and among Morgan Stanley Mortgage Capital Holdings, LLC, as the administrative agent, Morgan Stanley Bank, N.A., as the buyer, AB CRE PDF Member I LLC, as seller and the Fund, as the guarantor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-56320) filed with the SEC on July 29, 2025)

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

Date: August 14, 2025

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Gordon, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of AB Commercial Real Estate Private Debt Fund, LLC;
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.
Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date: August 14, 2025	By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director
(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marguerite Brogan, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of AB Commercial Real Estate Private Debt Fund, LLC;
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.
Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
(a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):
(a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2025	By:	/s/ Marguerite Brogan
Marguerite Brogan
Vice President and Director
(Principal Financial Officer)

Exhibit 32.1

Certification of Chief Executive Officer and Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906

of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of AB Commercial Real Estate Private Debt Fund, LLC (the “Company”) for the period ended June 30, 2025, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Peter Gordon, as Senior Vice President and Director of the Company, and Marguerite Brogan, as Vice President and Director of the Company, each hereby certifies, pursuant to 18 U.S.C.

Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1.
The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and
2.
The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 14, 2025	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director
(Principal Executive Officer)

Date: August 14, 2025	/s/ Marguerite Brogan
Marguerite Brogan
Vice President and Director
(Principal Financial Officer)