Form 10-Q
period 2025-09-30
AB Commercial Real Estate Private Debt Fund, LLC
filed 2025-11-13
CIK 1876255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56320

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC

(Exact name of registrant as specified in its charter)

Delaware	87-1137341
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of November 13, 2025 the registrant had 42,301,021 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

Documents Incorporated by Reference

None.

BUSINESS.33635249.2

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC FORM

10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

BUSINESS.33635249.2

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Balance Sheets

(in thousands)

	As of September 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Loan receivables held for investment, net, at amortized cost
Mortgage loans receivable	$1,048,865	$867,687
Allowance for credit losses	(4,666)	(6,127)
Commercial debt securities, at fair value (cost of $6,200 and $0, respectively)	6,216	—
Equity method investments	44,935	31,045
Cash and cash equivalents	43,767	10,913
Accrued interest receivable	4,186	5,538
Other assets	106	52
Deferred financing costs, net	1,974	1,208
Total assets	$1,145,383	$910,316
Liabilities and Members’ Capital
Liabilities
Credit facility	$—	$38,000
Repurchase agreement	548,287	246,491
Notes payable	182,621	261,037
Liability for securities purchased	1,200	—
Distribution payable	7,753	8,269
Redemption payable	4,937	4,094
Related party payables and accrued expenses (See Note 9)	328	1,158
Reimbursement payable (see Note 9)	—	168
Incentive fee payable (see Note 9)	—	1,152
Management fee payable (see Note 9)	1,404	2,459
Accounts payable and accrued expenses	2,713	2,868
Other liabilities	659	509
Total liabilities	$749,902	$566,205
Commitments and contingencies (see Note 11)	—	—
Members’ capital
Common units (42,301,021 and 36,290,817 units issued and outstanding at September 30, 2025 and December 31, 2024, respectively)	$410,831	$354,488
Distributions in excess of earnings	(15,350)	(10,377)
Total member’s capital	395,481	344,111
Total liabilities and members’ capital	$1,145,383	$910,316

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Income

(in thousands) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income
Interest income net of amortization/accretion	$21,338	$21,022	$58,005	$56,347
Interest expense	(11,759)	(10,742)	(32,211)	(28,664)
Net interest income	9,579	10,280	25,794	27,683
Provision for credit losses	(613)	1,796	(998)	(1,378)
Net interest income after provision for credit losses	8,966	12,076	24,796	26,305
Operating Expenses:
Management fees (see Note 9)	1,402	1,236	3,826	3,315
Incentive fees (see Note 9)	(101)	648	571	2,070
Professional fees	318	343	940	982
Administration and custodian fees	441	491	1,364	1,301
Other expenses	6	5	19	10
Total operating expenses	2,066	2,723	6,720	7,678
Other Income:
Reimbursement - Investment Manager (see Note 9)	—	115	—	328
Impairment from equity method investments	—	—	(507)
Income (loss) from equity method investments	(83)	1,031	(999)	2,695
Other income	716	357	2,052	1,255
Total other income	633	1,503	546	4,278
Net Income	$7,533	$10,856	$18,622	$22,905

Net income per unit (basic and diluted)	$0.18	$0.30	$0.48	$0.71
Weighted average units outstanding	42,687,833	36,191,199	38,596,597	32,321,950

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Changes in Members’ Capital

(in thousands) (Unaudited)

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2024	36,290,817	$354,488	$(10,377)	$344,111
Issuance of common units	324,379	3,078	—	3,078
Redemption of common units	(310,499)	(2,917)	—	(2,917)
Net Income	—	—	5,070	5,070
Distributions declared	—	—	(8,010)	(8,010)
Members capital at March 31, 2025	36,304,697	$354,649	$(13,317)	$341,332
Issuance of common units	321,811	3,020	—	3,020
Redemption of common units	(384,370)	(3,608)	—	(3,608)
Net Income	—	—	6,019	6,019
Distributions declared	—	—	(7,832)	(7,832)
Members capital at June 30, 2025	36,242,138	$354,061	$(15,130)	$338,931
Issuance of common units	6,585,710	61,707	—	61,707
Redemption of common units	(526,827)	(4,937)	—	(4,937)
Net Income	—	—	7,533	7,533
Distributions declared	—	—	(7,753)	(7,753)
Members capital at September 30, 2025	42,301,021	$410,831	$(15,350)	$395,481

	Common Units
	Units	Paid in Capital In Excess of Par	Distributions in Excess of Earnings	Total Members’ Capital
Members’ capital at December 31, 2023	30,006,873	$294,615	$(5,431)	$289,184
Issuance of common units	310,904	2,987	—	2,987
Net Income	—	—	3,991	3,991
Distributions declared	—	—	(8,143)	(8,143)
Members capital at March 31, 2024	30,317,777	$297,602	$(9,583)	$288,019
Issuance of common units	315,410	3,000	—	3,000
Net Income	—	—	8,058	8,058
Distributions declared	—	—	(8,254)	(8,254)
Members capital at June 30, 2024	30,633,187	$300,602	$(9,779)	$290,823
Issuance of common units	5,731,648	54,540	—	54,540
Net Income	—	—	10,856	10,856
Distributions declared	—	—	(9,025)	(9,025)
Members capital at September 30, 2024	36,364,835	$355,142	$(7,948)	$347,194

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Cash Flows

(in thousands) (Unaudited)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash flows from operating activities
Net Income	$18,622	$22,905
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(2,891)	(3,303)
(Income) loss from equity method investments	999	(2,695)
Impairment of equity method investments	507	—
Distributions of earnings from equity method investments	919	2,886
Amortization of deferred financing costs	1,520	1,075
Provision for credit loss	998	1,378
Increase or decrease in operating assets and liabilities
(Increase) decrease in accrued interest receivable	1,352	(956)
(Increase) decrease in other assets	(54)	64
(Increase) decrease in reimbursement receivable	—	(170)
Increase (decrease) in related party payables and accrued expenses	(830)	479
Increase (decrease) in incentive fee payable	(1,152)	1,422
Increase (decrease) in reimbursement payable	(168)	—
Increase (decrease) in management fee payable	(1,055)	5
Increase (decrease) in accounts payable and accrued expenses	(155)	1,037
Increase (decrease) in other liabilities	150	243
Net cash provided by (used for) operating activities	18,762	24,370
Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(588,982)	(229,193)
Repayment of mortgage loan receivables	401,673	62,782
Subsequent draws on mortgage loan receivables	(10,825)	—
Origination of commercial debt securities	(5,016)	—
Purchase of equity method investments	(674)	—
Distributions from equity method investments in excess of earnings	1,747	2,444
Net cash (used for) provided by investing activities	(202,077)	(163,967)

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash flows from financing activities
Issuance of common units	67,805	60,527
Redemption of common units	(10,619)	—
Distributions paid	(24,111)	(24,630)
Line of credit borrowings	332,200	116,000
Line of credit paydowns	(370,200)	(116,000)
Repurchase agreement borrowings	372,287	139,256
Repurchase agreement paydowns	(70,491)	(48,530)
Note payable borrowings	90,000	3,624
Note payable paydowns	(168,416)	(3,794)
Deferred financing costs paid	(2,286)	(848)
Net cash provided by (used for) financing activities	216,169	125,605
Net increase (decrease) in cash and cash equivalents	32,854	(13,992)
Cash and cash equivalents, beginning of period	10,913	26,622
Cash and cash equivalents, end of period	$43,767	$12,630
Supplemental financing activities
Cash paid during the period for interest	$30,539	$27,643
Redemptions payable	$4,937	$—
Supplemental disclosure of noncash investing activities
Conversion of Horton loan receivable to equity method investment	$17,388	$—
Liability for securities purchased	$1,200	$—
Supplemental disclosure of noncash financing activities
Distributions declared	$23,595	$25,422

See Notes to Consolidated Financial Statements

AB Commercial Real Estate Private Debt Fund, LLC

Notes to Consolidated Financial Statements

September 30, 2025

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

The allowance for credit losses was $4.7 million and $6.1 million at September 30, 2025 and December 31, 2024, respectively, and is included in the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2025 this allowance was impacted by a decrease of $1.8 million and $1.5 million in allowance for credit losses and an increase of $2.5 million and $2.5 million in loss on conversion of equity method investment as reflected in the accompanying consolidated statements of income. During the three and nine months ended September 30, 2024, respectively, this allowance was impacted by a decrease of $1.8 million and an increase of $1.4 million in allowance for credit losses as reflected in the accompanying consolidated statements of income.

Non-accrual loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The Company has no non-accrual loans as of September 30, 2025 and one non-accrual loan as of December 31, 2024.

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

Segment Reporting

The Company represents a single operating segment originating and acquiring commercial mortgage loans and related investments. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s Principal Executive Officer and Principal Financial Officer are collectively the CODM. The CODM monitors the operating results of the Company as a whole and the pre-determined Company’s long term investment strategy, which is executed by the Company's management group. The qualitative and quantitative information contained within the financial statements is used by the CODM to assess the segments performance versus the Company’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated balance sheets and segment expenses are listed on the consolidated statements of income. The accounting policies of the Company segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net income, which is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The significant segment expenses are those that are reported on the income statement. For the nine months ended September 30, 2025, there were 3 commercial real estate loan borrowers who individually accounted for more than 10% of our consolidated gross income.

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

In August 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-05, “Business Combinations - Joint Venture Formations.” This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint ventures separate financial statements . The ASU is effective for all joint venture formations with a formation date on or after January 1, 2025. The Company has adopted ASU 2023-05 and the ASU did not have an impact on the Company's consolidated financial statements.

3.
Capital Commitments

The following information sets forth the total capital committed to the Company as of September 30, 2025 and December 31, 2024 (in ‘000s):

	As of September 30, 2025	As of December 31, 2024
Capital Commitments	$790,758	$763,395
Cumulative Capital Funded (1)	382,959	335,098
Unfunded Capital Commitments	$407,799	$428,297

(1)Excludes cumulative amounts reinvested totaling $29.1 million and $20.0 million as of September 30, 2025 and December 31, 2024, respectively.

For the nine months ended September 30, 2025 and year ended December 31, 2024 the Company received a request to redeem 1,221,696 and 433,789 common units, respectively.

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

4.
Loan Receivables Held for Investment

During the nine-month ended September 30, 2025, Loans 3 and 10 were repaid at par during the first quarter, Loan 13 was repaid at par during the second quarter, and Loan 11 was repaid at par during the third quarter. Additionally, Loan 7 was foreclosed and subsequently converted into an equity method investment during the third quarter. The following table summarizes the Company’s investments in loan receivables held for investment as of September 30, 2025 (in ‘000s):

Investment (in '000s)	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at September 30, 2025	Interest rate at September 30, 2025(1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$29,276	$29,276	SOFR + 3.06%	$29,276	7.26%	1/10/2026	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	55,935	SOFR + 4.25%	55,935	8.50%	8/5/2026	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	27,748	27,748	SOFR + 4.75%	27,748	8.94%	7/5/2026	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	35,558	SOFR + 3.50%	35,499	7.69%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	121,870	121,870	SOFR + 2.25%	121,870	6.40%	8/9/2026	Interest only
Loan 12	Loan origination	Hospitality	5/7/2024	30,000	30,000	SOFR + 4.00%	29,829	8.19%	5/10/2027	Interest only
Loan 14	Loan origination	Multifamily	6/11/2024	100,000	100,000	SOFR + 3.75%	99,419	7.94%	7/10/2027	Interest only
Loan 15	Loan origination	Office	12/17/2024	58,773	58,721	SOFR + 4.50%	58,336	8.72%	1/9/2027	Interest only
Loan 16	Loan origination	Multifamily	2/11/2025	65,155	61,583	SOFR + 2.35%	61,090	6.57%	3/9/2027	Interest only
Loan 17	Loan origination	Multifamily	2/11/2025	79,650	67,485	SOFR + 2.45%	66,881	6.67%	3/9/2027	Interest only
Loan 18	Loan origination	Multifamily	3/26/2025	81,900	76,489	SOFR + 2.35%	75,789	6.57%	4/9/2028	Interest only
Loan 19	Loan origination	Office	6/5/2025	49,300	35,167	SOFR + 4.15%	34,727	8.37%	6/9/2028	Interest only
Loan 20	Loan origination	Industrial	6/30/2025	123,000	120,000	SOFR + 2.10%	118,916	6.32%	7/9/2027	Interest only
Loan 21	Loan origination	Hospitality	7/21/2025	26,562	26,562	9.35%	26,312	9.35%	12/1/2028	Interest only
Loan 22	Loan origination	Multifamily	7/31/2025	112,000	112,000	SOFR + 2.40%	110,943	6.62%	8/9/2028	Interest only
Loan 23	Loan origination	Office	9/26/2025	110,500	97,395	SOFR + 2.85%	96,295	7.01%	10/9/2028	Interest only
Total				$1,107,469	$1,055,789		$1,048,865

(1) The loan receivables held for investment are floating rate and fixed rate loans. The floating rate loans are presented with the contractual rate based on SOFR or the applicable SOFR floor plus the applicable spread as of September 30, 2025.

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

5.
Commercial Debt Securities

As of September 30, 2025 and December 31, 2024 the Company has commercial debt securities with carrying amounts of $6.2 million and $0, respectively. As of September 30, 2025 the cost related to the commercial debt securities is $6.2 million and the unrealized gain is minimal. The weighted average lives of the securities as of September 30, 2025 is 1.76 years. The weighted-average interest rates for the securities is 7.04% as of September 30, 2025.

6.
Equity Method Investments

As of September 30, 2025, the Company held 7.12% , 6.98% and 6.33% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”), AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”) and Horton Plaza JV LLC ("Horton Plaza"), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.3 million, $23.1 million and $18.1 million, respectively. As of December 31, 2024, the carrying value was $3.7 million, $27.3 million and $0 million, respectively. The Company reported its share of the net asset value of AB CRED II, AB CRED III and Horton Plaza in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.

At acquisition of the equity investments, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimated life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the three and nine months ended September 30, 2024 in the amount of $0.2 million and $0.5 million, respectively. As of September 30, 2025, no unamortized basis difference remains on the equity method investments. As of September 30, 2024, the unamortized basis difference on the equity method investments was $0.8 million.

During the three and nine months ended September 30, 2025 the Company recorded impairment of the equity method investments of $0 and $0.5 million, respectively. During the three and nine months ended September 30, 2024, the Company did not record an impairment on the equity method investments.

Summarized financial information for the equity method investments of AB CRED II and AB CRED III as of September 30, 2025 and December 31, 2024 (balance sheet) and for the three and nine months ended September 30, 2025 and September 30, 2024 (statement of income) is as follows (in ‘000s):

Balance Sheets (in ‘000s)

	As of June 30, 2025	As of December 31, 2024
Assets
Investments at fair value (cost of $476,409 and $509,896, respectively)	$388,121	$426,163
Cash and cash equivalents	1,862	13,722
Other assets	7,096	11,875
Total assets	397,079	451,759
Liabilities
Accrued expenses	2,185	1,970
Other liabilities	855	14,310
Total liabilities	3,040	16,280
Total equity	394,039	435,479
Total liabilities and equity	$397,079	$451,759

Statements of Income (in '000s)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024
Total income	$(815)	$13,008
Total expenses	1,138	1,459
Net investment income	(1,953)	11,549
Net realized gain/ (loss)	(1,305)	(137)
Net change in unrealized appreciation/ (depreciation)	(5,816)	(840)
Net income (loss)	$(9,074)	$10,572

	For the Nine Months Ended June 30, 2025	For the Nine Months Ended June 30, 2024
Total income	$10,074	$42,117
Total expenses	3,332	4,256
Net investment income	6,742	37,861
Net realized gain/ (loss)	(4,422)	(1,088)
Net change in unrealized appreciation/ (depreciation)	(57,226)	(9,152)
Net income (loss)	$(54,906)	$27,621

Unconsolidated VIEs

In the third quarter of 2025, the Company received a 6.33% interest, in one VIE through foreclosure of a mixed use property underlying a delinquent commercial mortgage loan. The entity was determined to be a VIE but the Company was not determined to be the primary beneficiary; as a result, the investment in the entity is considered an equity method investment.

The Company does not consolidate variable interests held in an acquired joint venture investment accounted for as an equity method investment as the Company does not have the power to direct the activities that most significantly impact their economic performance and therefore, the Company only accounts for its specific interest in them.

The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary (in ‘000s):

	Carrying Value		Maximum Exposure to Loss
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Unconsolidated JV Equity	$18,062	$—	$18,062	$—
Total assets in unconsolidated VIEs	$18,062	$—	$18,062	$—

7.
Fair Value of Financial Instruments

Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.

The following table presents the carrying value and fair value of the Company’s financial instruments as of September 30, 2025, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$1,048,865	$—	$—	$1,054,376	$1,054,376
Commercial debt securities	6,216		6,216	—	6,216
Total Assets	$1,055,081	$—	$6,216	$1,054,376	$1,060,592
Liabilities
Credit facility	$—	$—	$—	$—	$—
Morgan Stanley repurchase agreement	445,327	—	—	443,737	443,737
Citibank repurchase agreement	102,960	—	—	102,960	102,960
Note payable	92,621	—	—	92,209	92,209
HSBC Loan	90,000	—	—	90,000	90,000
Total Liabilities	$730,908	$—	$—	$728,906	$728,906

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

The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of September 30, 2025 are the discount margins and range from 2.1% to 9.3%.

The discounted cash flow method was used in calculating the fair values of the Company’s liabilities. The significant unobservable inputs as of September 30, 2025, are the discount margins and range from 1.5% to 2.3%.

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

8.
Debt Obligations

Summarized Debt Obligations

The following table summarizes the Company’s debt obligations and the loan receivable balances designated pledged as collateral (in ‘000s):

Debt Obligation (in '000s)	Outstanding Balance as of September 30, 2025	Outstanding Balance as of December 31, 2024	Weighted Average Interest Rate at September 30, 2025(1)	Value of Underlying Collateral as of September 30, 2025
Credit facility	$—	$38,000	N/A	N/A	(2)
Morgan Stanley repurchase agreement	445,327	246,491	6.17%	593,121
Citibank repurchase agreement	102,960	—	5.75%	129,068
Note payable	92,621	119,707	5.35%	121,870
HSBC Loan	90,000	141,330	5.65%	120,000
Total	$730,908	$545,528		$964,059

(1)
The rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of September 30, 2025.
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

As of September 30, 2025, and December 31, 2024, borrowings under the State Street Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR plus the applicable spread for the applicable Interest Period; and (ii) with respect to reference rate loans, the Prime rate in effect from day to day plus the applicable spread.

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

As of September 30, 2025 and December 31, 2024, the Company had $0 million and $38 million, respectively outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

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

On September 17, 2025, the Company entered into an amendment (the “Fifth Morgan Stanley Repurchase Agreement Amendment”) to the Morgan Stanley Repurchase Agreement. The Fifth Morgan Stanley Repurchase Agreement Amendment (i) increased the master repurchase facility size from $400,000,000 to $500,000,000 and (ii) extended the maturity date of the Morgan Stanley Repurchase Agreement to April 27, 2027.

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

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. ("Citibank”). The Note has a maximum commitment of $125.6 million and is scheduled to mature ,subject to the terms and conditions of Article 33 thereof, within one hundred fifty (150) days after the maturity date of the underlying collateral (as the same may be extended pursuant to any extension option of the Underlying Mortgagor (as defined in the Loan and Security Agreement) in accordance with the underlying collateral or as otherwise approved by the Class A Lender), or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, Citibank, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). As of July 10, 2025, the maturity date of the underlying Loan 9 was extended to August 9, 2026 and the maturity date of the Note was, then, automatically extended to January 6, 2027 in accordance with the Loan and Security Agreement. Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%. The Note is collateralized by Loan 9, as described in Note 4.

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

On August 26, 2025, TNVA1 entered into an amendment (the “First Amendment”) to the HSBC Loan and Security Agreement. The First Amendment, among other changes, (i) extends the initial maturity date of borrowings under the HSBC Loan and Security Agreement to July 9, 2027 and (ii) provides for an additional loan under the HSBC Loan and Security Agreement of $92,250,000 (the “Additional Loan”), increasing the aggregate total borrowings under the HSBC Loan and Security Agreement to $187,150,000. The Additional Loan bears interest at Term SOFR plus a margin of 1.50%, and it is secured by a first priority security interest in a mortgage loan of the Fund that was collaterally assigned to the Lenders in connection with the Amendment. The Amendment also introduced new customary covenants and events of default with respect to the Additional Loan. In connection with the Amendment, the Fund reinstated and modified its obligations to guarantee the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 25% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $46,787,500.00.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity:

Year ending December 31,	Borrowing by Maturity (in '000s)
2025 (last 3 months)	$—
2026	—
2027	730,908
2028	—
2029	—
Total	$730,908

9.
Related Party Transactions

Management Fee

The Company has entered into an investment management agreement, as amended and restated on June 20, 2022, (as amended, the “Management Agreement”), with the Investment Manager. Pursuant to the Management Agreement the Company will pay the Investment Manager, on a quarterly basis, a management fee (the “Management Fee”) in respect of each Member, in arrears, equal to the Applicable Percentage (as defined below) of such Member multiplied by the sum of (i) the net asset value (“NAV”) of the Units and (ii) the product of (a) all unfunded commitment amounts under any investments (“Portfolio Investments”) with ongoing funding obligations (e.g., delayed-draw term loans) and (b) the Indebtedness Fraction (as defined below), each of (i) and (ii) as of the last day of each calendar quarter. The Management Fee shall not be charged with respect to any portion of the Company’s assets that are attributable to direct leverage. The “Indebtedness Fraction” means an amount equal to one minus a fraction, the numerator of which is the total outstanding portfolio level indebtedness of the Company, and the denominator of which is the principal amount of any Portfolio Investments held by the Company. The portfolio indebtedness used to calculate the ratio includes the debt obligations noted in the accompanying balance sheet. The Investment Management Agreement clarifies that loan servicing fees and expenses, and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operation of the Portfolio Investments (as defined therein) are not to be included as Company Expenses (as defined therein) for purposes of calculating the Organizational Expenses and Company Expenses limit.

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

For the three and nine months ended September 30, 2025, the Company incurred Management Fees of $1.4 million and $3.8 million, respectively, ($1.2 million and $3.3 million for the three and nine months ended September 30, 2024, respectively). As of September 30, 2025 and December 31, 2024 the Management Fees payable amounted to $1.4 million and $2.5 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.

As disclosed in Note 5, the Company holds interests in AB CRED II, AB CRED III and Horton Plaza, affiliated entities of the Company and unconsolidated joint ventures.

During the year ended December 31, 2022, the Company purchased Loan 6 and Loan 7 from a related party. Loan 6 remains outstanding as of September 30, 2025.

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

For the three and nine months ended September 30, 2025, the Company incurred Incentive Fees of ($0.1) million and $0.6 million, respectively ($0.6 million and $2.1 million for the three and nine months ended September 30, 2024, respectively). As of September 30, 2025 and December 31, 2024 the Incentive Fees payable amounted to $0 million and $1.2 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.

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

For the three and nine months ended September 30, 2025, the Company incurred reimbursement costs of $0.2 million and $0.8 million, respectively, ($0.3 million and $0.9 million for the three and nine months ended September 30, 2024, respectively), and are included in administration and custodian fees in the accompanying consolidated statements of income. As of September 30, 2025 and December 31, 2024 the Company owes the Investment Manager reimbursement costs in the amount of $0 million and $1.1 million, respectively and are included in related party payables and accrued expenses in the accompanying consolidated balance sheets.

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

For the three and nine months ended September 30, 2024, the Company incurred expenses in excess of the Expense Cap totaling $0.1 million and $0.3 million, respectively. As of September 30, 2025 and December 31, 2024, the Company owes $0 million and $0.2 million, respectively, to the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements. It is expected the reimbursement amounts will be paid as soon as practical.

10.
Risks and Uncertainties

The Company’s financial condition may be adversely affected by a significant economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Company’s operations. A sustained downturn in the United States or global economy or any particular segment thereof could impede the ability of the Company’s portfolio entities to perform under or refinance their existing obligations and impair the Company’s ability to effectively exit investments on favorable terms. Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which loss will likely be exacerbated by the presence of leverage in the Company’s capital structure.

11.
Commitments and Contingencies

Commitments

The Company may enter into commitments to fund investments. As of September 30, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of September 30, 2025 (in ‘000s):

	Expiration Date	Unfunded Commitment
Loan 1	1/10/2026	$—
Loan 5	8/5/2026	—
Loan 6	7/5/2026	—
Loan 8	3/10/2026	242
Loan 9	8/9/2026	—
Loan 12	5/10/2027	—
Loan 14	7/10/2027	—
Loan 15	1/9/2027	52
Loan 16	3/9/2027	3,572
Loan 17	3/9/2027	12,165
Loan 18	4/9/2028	5,411
Loan 19	6/9/2028	14,133
Loan 20	7/9/2027	3,000
Loan 21	12/1/2028	—
Loan 22	8/9/2028	—
Loan 23	10/9/2028	13,105
Total		$51,680

As of September 30, 2025, the Company is subject to an unfunded commitment amount of $47.0 million from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.

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

Origination of mortgage loan receivables

In October 2025, one loan was originated totaling $74.1 million of commitment.

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

NAV Per Unit
December 31, 2024	$9.4815
September 30, 2025	9.3492

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

Portfolio Summary

As of September 30, 2025, the Company had made investments in 16 loans receivables with a loan balance of $1,056 million along with investments in 3 unconsolidated equity investments for an initial consideration of $92.8 million. These loans had a weighted average interest rate of 7.22% and weighted average remaining term of 1.78 years.

Portfolio Investment Activity for the three months ended September 30, 2025

During the three months ended September 30, 2025, the Company had one payoff and originated three loans. In addition, lenders foreclosed on Loan 7, which the Company previously classified as a loan receivable held for investment. As part of the foreclosure, the Company obtained an equity ownership interest in the underlying asset and began accounting for the investment under the equity method.

Loan 11 was paid off at par during the period.

Loans 21, 22 and 23 were originated, and are described in greater detail under "Portfolio Information."

Portfolio Information

The table below sets forth select information about the assets in the Company’s portfolio as of September 30, 2025:

Investment (in thousands)	Balance	Interest Rate at September 30, 2025	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 1	$29,276	7.26%	1/10/2026	First Lien	Multifamily	California
Loan 5	$55,935	8.50%	8/5/2026	First Lien	Office	Texas
Loan 6	$27,748	8.94%	7/5/2026	First Lien	Hospitality	California
Loan 8	$35,558	7.69%	3/10/2026	First Lien	Industrial	Georgia
Loan 9	$121,870	6.40%	8/9/2026	First Lien	Student Housing	Various
Loan 12	$30,000	8.19%	5/10/2027	First Lien	Hospitality	New York
Loan 14	$100,000	7.94%	7/10/2027	First Lien	Multifamily	Virginia
Loan 15	$58,721	8.72%	1/9/2027	First Lien	Office	California
Loan 16	$61,583	6.57%	3/9/2027	First Lien	Multifamily	Texas
Loan 17	$67,485	6.67%	3/9/2027	First Lien	Multifamily	Colorado
Loan 18	$76,489	6.57%	4/9/2028	First Lien	Multifamily	New York
Loan 19	$35,167	8.37%	6/9/2028	First Lien	Office	District of Columbia
Loan 20	$120,000	6.32%	7/9/2027	First Lien	Industrial	New York
Loan 21	$26,562	9.35%	12/1/2028	First Lien	Hospitality	Tennessee
Loan 22	$112,000	6.62%	8/9/2028	First Lien	Multifamily	Texas
Loan 23	$97,395	7.01%	10/9/2028	First Lien	Office	Texas

As of September 30, 2025 the concentration of mortgage loan receivables by property type, geographic location, and loan to value ("LTV") are as follows:

Property type	% of Loan Balance	Geographic Location	% of Loan Balance	LTV	% of Loan Balance
Multifamily	42.07%	Texas	30.78%	<50%	2.82%
Office	23.75%	New York	21.91%	50-60%	23.40%
Industrial	14.65%	California	11.40%	60-70%	31.18%
Student Housing	11.48%	Virginia	9.42%	70%+	42.60%
Hotel	8.05%	Colorado	8.20%	Total	100.00%
Total	100.00%	Georgia	4.55%
		District of Columbia	3.31%
		Tennessee	2.50%
		Oregon	2.06%
		Washington	1.18%
		Other	4.69%
		Total	100.00%

As of September 30, 2025, the Company had made investments in commercial debt securities. The table below sets forth select information about these assets in the Company’s portfolio as of September 30, 2025:

Investment (in thousands)	Balance	Interest Rate at September 30, 2025	Maturity Date	Loan Structure	Property Type	Geographic Location
Commercial debt security 1	$5,000	7.15%	6/9/2027	Bond	Office	New York
Commercial debt security 2	1,200	6.60%	10/15/2027	Bond	Hospitality	Various

As of September 30, 2025, the Company held 7.12% , 6.98% and 6.33% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”), AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”) and Horton Plaza JV LLC ("Horton Plaza"), respectively, entities managed by affiliates of the Investment Manager and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.3 million, $23.1 million and $18.1 million, respectively.

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

The allowance for credit losses was $4.7 million and $6.1 million at September 30, 2025 and December 31, 2024, respectively, and is included in the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2025 this allowance was impacted by a decrease of $0.6 million and $1.0 million, respectively in provision for credit losses as reflected in the accompanying consolidated statements of income.

Non-accrual loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The Company has no non-accrual loans as of September 30, 2025 and one non-accrual loan as of December 31, 2024.

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

In the third quarter of 2025, the Company received a 6.33% interest, in one VIE through foreclosure of a mixed use property underlying a delinquent commercial mortgage loan. The entity was determined to be a VIE but the Company was not determined to be the primary beneficiary; as a result, the investment in the entity is considered an equity method investment.

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

Results of Operations:

The following is a summary of the Company’s operating results for the three and nine months ended September 30, 2025 and 2024 (in ‘000s):

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2025	2024	2025	2024
Net interest income
Interest income net of amortization/accretion	$21,338	$21,022	$58,005	$56,347
Interest expense	(11,759)	(10,742)	(32,211)	(28,664)
Net interest income	9,579	10,280	25,794	27,683
Provision for credit losses	(613)	1,796	(998)	(1,378)
Net interest income after provision for credit losses	8,966	12,076	24,796	26,305
Operating Expenses:
Management fees (see Note 9)	1,402	1,236	3,826	3,315
Incentive fees (see Note 9)	(101)	648	571	2,070
Professional fees	318	343	940	982
Administration and custodian fees	441	491	1,364	1,301
Other expenses	6	5	19	10
Total operating expenses	2,066	2,723	6,720	7,678
Other Income:
Reimbursement - Investment Manager (see Note 9)	—	115	—	328
Impairment from equity method investments	—	—	(507)	—
Income (loss) from equity method investments	(83)	1,031	(999)	2,695
Other income	716	357	2,052	1,255
Total other income (loss)	633	1,503	546	4,278
Net Income	$7,533	$10,856	$18,622	$22,905

Net income per unit (basic and diluted)	$0.18	$0.30	$0.48	$0.71
Weighted average units outstanding	42,687,833	36,191,199	38,596,597	32,321,950

Net Interest Income (Loss)

Net interest income decreased by $0.7 million during the three months ended September 30, 2025, as compared to the corresponding period for the previous fiscal year. The decrease was due primarily to a sharper increase in the interest expense, which outpaced the growth in interest income.

Interest income increased by $0.3 million during the three months ended September 30, 2025, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to a $205.0 million increase in the average principal balance of our loan portfolio. This increase was partially offset by lower index rates, and assets on non-accrual status.

Interest expense increased by $1.0 million during the three months ended September 30, 2025, as compared to the corresponding period for the previous fiscal year. The increase was driven by a $160.1 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.

Net interest income decreased by $1.9 million during the nine months ended September 30, 2025, as compared to the corresponding period for the previous fiscal year. The decrease was primarily due to lower index rates, including Term SOFR, and the placement of Loan 7 on non-accrual status prior to the foreclosure described in further detail under “Portfolio Investment Activity for the three months ended September 30, 2025.”

Interest income increased by $1.7 million during the nine months ended September 30, 2025, as compared to the corresponding period for the previous fiscal year. The increase was due primarily to a $211.1 million increase in the average principal balance of our loan portfolio, as a result of capital deployment from financing proceeds.

Interest expense increased by $3.5 million during the nine months ended September 30, 2025, as compared to the corresponding period for the previous fiscal year. The increase was driven by a $149.6 million increase in the weighted average portfolio financing for the corresponding period for the previous fiscal year. The proceeds from our financing facilities were used to close new investments and fund draws under previously closed loans.

Operating Expenses

Total operating expenses decreased by $0.7 million during the three months ended September 30, 2025, as compared to the corresponding period for the previous fiscal year. This decrease was primarily due to a decrease in incentive fees.

Total operating expenses decreased by $1.0 million during the nine months ended September 30, 2025, as compared to the corresponding period for the previous fiscal year. This decrease was primarily due to a decrease in incentive fees.

Total Other Income

Total other income decreased by $0.9 million during the three months ended September 30, 2025, as compared to the corresponding period for the previous fiscal year. The decrease was primarily driven by a decrease of income from equity method investments.

Total other income decreased by $3.7 million during the nine months ended September 30, 2025, as compared to the corresponding period for the previous fiscal year. The decrease was primarily driven by a decrease of income from equity method investments.

Net Income (Loss)

During the three months ended September 30, 2025, the net income was approximately $3.3 million lower, as compared to the corresponding period for the previous fiscal year. This decrease was primarily driven by an increase in provision for credit losses during the three months ended September 30, 2025, as compared to a decrease over the corresponding period for the previous fiscal year, as well as a decrease in income from equity method investments.

During the nine months ended September 30, 2025, the net income was approximately $4.3 million lower, as compared to the corresponding period for the previous fiscal year. This decrease was primarily driven by a decrease in income from equity method investments.

Cash Flows Provided by Operating Activities

During the nine months ended September 30, 2025, cash flows provided by operating activities were approximately $18.8 million, primarily driven by net income.

Cash Flows Used for Investing Activities

During the nine months ended September 30, 2025, cash flows used for investing activities were approximately $202.1 million, primarily driven by the origination of mortgage loan receivables which was partially offset by the repayment of mortgage loan receivables.

Cash Flows Provided by Financing Activities

During the nine months ended September 30, 2025, cash flows provided by financing activities were approximately $216.2 million, primarily driven by credit facility and repurchase agreement borrowings partially offset by paydowns, and distribution paid.

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

Cash and cash equivalents as of September 30, 2025, taken together with the Company’s uncalled Capital Commitments of $407.8 million and the potential for additional borrowings under the Company’s Credit Facility and the Company’s Repurchase Agreement, is expected to be sufficient for the Company’s investing activities and to conduct the Company’s operations for at least the next twelve months.

Capital Commitments

The Company entered into separate subscription agreements with a number of investors for the Private Offering. Each investor will make a capital commitment (a “Capital Commitment”) to purchase Units pursuant to a subscription agreement (a “Subscription Agreement”). We refer to the initial date on which Capital Commitments were first accepted by or on behalf of the Company from Members as the “Initial Closing,” and each such date on which Capital Commitments are accepted as a “closing.” Thereafter, subsequent closings for additional Capital Commitments from new and existing Members may generally be held as of the end of the calendar quarter, subject to our discretion to hold closings at any other time. As of September 30, 2025, the Company received capital commitments of $790.8 million, of which $407.8 million remained unfunded. For the nine months ended September 30, 2025 and year ended December 31, 2024 the Company received a request to redeem 1,221,696 and 433,789 common units, respectively.

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

As of December 31, 2024, borrowings under the State Street Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR (SOFR plus the applicable spread based upon the interest period of one-month in the amount of 0.0%, three-month in the amount of 0.0% and nine month in the amount of 0.0%) for the applicable Interest Period; and (ii) with respect to reference rate loans, the reference rate in effect from day to day which is the Federal Funds Rate plus 0.50%.

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

As of September 30, 2025, the Company had $0 million outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

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

On September 17, 2025, the Company entered into an amendment (the “Fifth Morgan Stanley Repurchase Agreement Amendment”) to the Morgan Stanley Repurchase Agreement. The Fifth Morgan Stanley Repurchase Agreement Amendment (i) increased the master repurchase facility size from $400,000,000 to $500,000,000 and (ii) extended the maturity date of the Morgan Stanley Repurchase Agreement to April 27, 2027.

For further details, see “Note 8. Debt Obligations,” to the Company’s financial statements.

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. ("Citibank”). The Note has a maximum commitment of $125.6 million and is scheduled to mature ,subject to the terms and conditions of Article 33 thereof, within one hundred fifty (150) days after the maturity date of the underlying collateral (as the same may be extended pursuant to any extension option of the Underlying Mortgagor (as defined in the Loan and Security Agreement) in accordance with the underlying collateral or as otherwise approved by the Class A Lender), or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, Citibank, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). As of July 10, 2025, the maturity date of the underlying Loan 9 was extended to August 9, 2026 and the maturity date of the Note was, then, automatically extended to January 6, 2027 in accordance with the Loan and Security Agreement. Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%. The Note is collateralized by Loan 9, described in Note 4.

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

On August 26, 2025, TNVA1 entered into an amendment (the “First Amendment”) to the HSBC Loan and Security Agreement. The First Amendment, among other changes, (i) extends the initial maturity date of borrowings under the HSBC Loan and Security Agreement to July 9, 2027 and (ii) provides for an additional loan under the HSBC Loan and Security Agreement of $92,250,000 (the “Additional Loan”), increasing the aggregate total borrowings under the HSBC Loan and Security Agreement to $187,150,000. The Additional Loan bears interest at Term SOFR plus a margin of 1.50%, and it is secured by a first priority security interest in a mortgage loan of the Fund that was collaterally assigned to the Lenders in connection with the Amendment. The Amendment also introduced new customary covenants and events of default with respect to the Additional Loan. In connection with the Amendment, the Fund reinstated and modified its obligations to guarantee the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 25% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $46,787,500.00.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of September 30, 2025, refer to Note 11 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

The Company is subject to an unfunded commitment amount of $47.0 million from the underlying interest in the equity method investments. We do not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.

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

Assuming that the statement of assets and liabilities as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates:

Change in Interest Rates	Increase (Decrease) in Interest Income (millions)	Increase (Decrease) in Interest Expense (millions)	Net Increase (Decrease) in Net Investment Income (millions)
Down 300 basis points	$(16.86)	$(21.93)	$5.07
Down 200 basis points	(14.45)	(14.62)	0.17
Down 100 basis points	(10.12)	(7.31)	(2.82)
Down 50 basis points	(5.18)	(3.65)	(1.52)
Up 50 basis points	5.18	3.65	1.52
Up 100 basis points	10.35	7.31	3.05
Up 200 basis points	20.71	14.62	6.09
Up 300 basis points	31.06	21.93	9.14

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three and nine months ended September 30, 2025, there have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

For the fiscal quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

10.1

Fourth Omnibus Amendment, dated as of July 28, 2025, by and among Morgan Stanley Mortgage Capital Holdings, LLC, as the administrative agent, Morgan Stanley Bank, N.A., as the buyer, AB CRE PDF Member I LLC, as seller and the Fund, as the guarantor (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-56320) filed with the SEC on July 29, 2025)

10.2

First Amendment to Loan Agreement and Omnibus Amendment to Loan Documents, dated as of August 26, 2025, by and among AB CRE PDF TNVA1 LLC, as Borrower, HSBC Bank USA, National Association, as administrative agent for itself and the other Lenders signatory thereto, the Lenders from time to time party thereto, and AB Commercial Real Estate Private Debt Fund, LLC, as Guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No.000-56320) filed with the SEC on September 2, 2025)

10.3

Fifth Omnibus Amendment, dated as of September 17,2025, by and among Morgan Stanley Mortgage Capital Holdings LLC, as the administrative agent, Morgan Stanley Bank, N.A., as the buyer, AB CRE PDF Member I LLC, as seller, and the Fund, as the guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on September 19, 2025)

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

Date: November 13, 2025

AB Commercial Real Estate Private Debt Fund, LLC

By:	/s/ Peter Gordon
Peter Gordon
Senior Vice President and Director