Form 10-K
period 2025-12-31
AB Commercial Real Estate Private Debt Fund, LLC
filed 2026-03-24
CIK 1876255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☑

		Emerging growth company	☑

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

As of June 30, 2025, there was no established public market for the registrant’s common stock.

As of March 24, 2026, the registrant had 42,420,090 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

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

The Investment Manager

We are a Delaware limited liability company managed by the Investment Manager, an SEC registered investment adviser. The team focused on managing the Company is comprised of professionals from AB’s US Commercial Real Estate Debt platform (collectively, the “Team”). The Team has significant experience across all aspects of real estate transactions and capital structures, uniquely positioning us to source, underwrite, and manage investment opportunities throughout the real estate universe.

Organizational Structure

Experienced, collaborative team

Chief Investment Officer

Peter Gordon[1]
Chief Investment Officer

Prior Affiliations: Angelo Gordon, Goldman Sachs, Morgan Stanley

Senior Leadership Team

Edward Gellert[1] Managing Director New York	**Midge Brogan**[1] Managing Director New York	**Yanshu Li**[1] Managing Director New York	**Shane McGrogan** Director New York

New York

Evan Katzin Managing Director	**Melanie Fisher** Director	**Trey Marker** Vice President	**Nandita Makam** Vice President	**Austin Brush** Vice President
Kevin Aliaga Vice President	**Sean Gibbs** Vice President	**Sean Fahey** Vice President	**Caitlin Farrell** Vice President	**Jack Geiger** Associate
Tobin Shanks Associate	**Cara Vitale** Associate	**Anna Baumeister** Associate	**Avi Spitz** Associate	**Abe Annabi** Associate
Jason Kennedy Associate	**Michelle Terrio** Loan Coordinator			

Los Angeles

Taylor Callaway
Managing Director

Max Heilbrunn
Vice President

Jake Fideler
Vice President

Henry Johnson
Associate

Investment Committee

Mark Manley
AB General Counsel

Matthew Bass
Head of Private Alternatives

Michael Canter
Head of Securitized Assets

Clark Coffee
CIO, European CRED

Capital Formation & Business Development

Chris Hedberg Head of Capital Formation	**Todd Figler** Head of Business Development	**Amy Pearl** Director	**Jorden Korte** Vice President

AB Corporate Infrastructure (1,500+)

Valuation & Ratings	Information Technology	Legal / Compliance
Luxembourg AFIM	Global Fund Accounting	Human Resources

As of December 2025

1) Designates Investment Committee members.

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
•
Peter J. Gordon was appointed as Chief Executive Officer of the Company in December 2025. He is Chief Investment Officer and Head of AB’s US Commercial Real Estate Debt platform (CRED) in AB’s Real Estate Debt Group. CRED oversees nearly $10 billion in committed capital from insurance companies, pension funds and banks, across four vintage closed-end funds and various other institutional mandates. Gordon has been gaining experience in the US commercial real estate markets since 2001 and has also spent four years in construction management. Previously, he ran origination and was Managing Director of Commercial Real Estate Debt. Prior to joining the firm in 2016, Gordon served as managing director and head of commercial real estate (CRE) whole loan originations at Angelo, Gordon & Co., a global alternative investment-management firm, where he led the CRE whole loan team, responsible for sourcing, pricing, financing and structuring transactions as well as managing assets in the investment portfolio. Prior to that, Gordon was a senior member of the real estate finance and investment banking groups at both Goldman Sachs and Morgan Stanley, where he was involved in all aspects of commercial real estate lending, from originations for balance sheet and commercial mortgage-backed securities to loan structuring, syndication and securitization. Gordon holds a BS in mathematics from the University of St. Andrews in Scotland and an MBA from Columbia University.
•
Edward Gellert was appointed as Senior Vice President of the Company in December 2025. He is a Managing Director for AB’s US Commercial Real Estate Debt platform, with approximately 32 years of real estate industry experience, including investment and portfolio management, lending, distressed-focused investing, deal sourcing and the operation and development of real estate assets. Prior to joining AB, he was a senior portfolio manager at Avenue Capital Group, where he directed the investment activities of the Avenue Real Estate Strategy. He also served as chairman, CEO and president of ACRE Realty Investors. Before joining Avenue in 2004, Gellert founded EDGE Partners, where he served as a co-managing member of joint-venture entities that developed, repositioned and owned over 1.2 million square feet of properties. Previously, he sourced and arranged distressed debt and property acquisitions for Argent Ventures and Amroc Investments and was an analyst and asset manager for BRT Realty Trust. Gellert holds a BSM from the AB Freeman School of Business at Tulane University.
•
Marguerite (Midge) Brogan was appointed as Chief Financial Officer of the Company in December 2025. She joined AB in 2020 as a Managing Director, with broad responsibility for finance, reporting, and asset management functions across AB’s US Commercial Real Estate Debt platform. Previously, she managed Park Praedium, a company she founded in 2009, where she advised on workouts, recapitalizations and restructurings within commercial real estate. From 2015 to 2017, Brogan was a Managing Director for Colony NorthStar. Prior to that, she served as a Managing Director for Sabal Financial Group, and for the Global Real Estate Group at Lehman Brothers. Brogan holds a BS in business management (cum laude) from Boston College, and an MBA with concentrations in finance and real estate from The George Washington University. She is also a member of 100 Women in Finance and W/X New York Women Executives in Real Estate and was named one of the Top 50 Women Real Estate Professionals in 2004.
•
Yanshu Li was appointed as Vice President of the Company in December 2025. She is Head of Asset Management for AB’s US Commercial Real Estate Debt platform. Prior to joining AB in 2019, she managed KG Realty Investments, a value-add residential real estate investment company which she co-founded in 2013. From 2010-2013, she worked as an associate in the Commercial Real Estate Debt group at Blackstone, focusing on high-yield debt origination, structuring and asset management. From 2006 to 2009, Li was an associate in the CMBS Large Loan Group at Morgan Stanley, responsible for underwriting debt investments across all property types. Li holds a BA in economics from Princeton University.

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

Dynamic Investment Process

Robust underwriting standards and due diligence result in a highly selective investment process

Transaction Sourcing and Screening

- Deals sourced through debt/equity networks, repeat borrowers, bankers & brokers
- Production (weekly): review for "fit" and competition. Decision on resources
- Pipeline (weekly): identification and initial evaluation of sponsor, structure, business plan, pricing and key risks
- Screening (weekly): full discussion of deal, risks and mitigants. Decision to issue term sheet/application

Due Diligence and Underwriting

- Market, sponsor, asset, ESG and business plan diligence
- Extensive external legal review of collateral – title, survey, ownership, leases, etc.
- Draft and negotiate loan documentation with external counsel
- Physical property inspection by deal team and third-party consultants – appraiser, engineers, etc.
- Stressed analysis to test loan structure, sponsor behavior and exit options

Final Approval and Closing

- Approve deal structure
- Counsel review and finalize documentation
- Investment Committee (scheduled as needed)
- Call capital and fund loan

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

As of December 31, 2025, the Company had no outstanding balance on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For further details, see “Note 8. Debt Obligations,” to the Company’s financial statements.

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. ("Citibank"). The Note has a maximum commitment of $125.6 million and is scheduled to mature, subject to the terms and conditions of Article 33 thereof, within one hundred fifty (150) days after the maturity date of the underlying collateral (as the same may be extended pursuant to any extension option of the Underlying Mortgagor (as defined in the Loan and Security Agreement) in accordance with the underlying collateral or as otherwise approved by the Class A Lender), or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, Citibank, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). As of July 10, 2025, the maturity date of the underlying Loan 9 was extended to August 9, 2026 and the maturity date of the Note was then, automatically extended to January 6, 2027 in accordance with the Loan and Security Agreement. Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%. The Note is collateralized by Loan 9, described in Note 4.

As of December 31, 2025, the Company had $80 million outstanding on the Note and the Company was in compliance with the terms of the Note.

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

Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The initial expiration date of the Repurchase Agreement was April 27, 2025, unless extended or earlier terminated in accordance with the terms of the Repurchase Agreement. Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the Repurchase Agreement. On September 17, 2025, the Company increased the Facility Amount to $500 million, with an option to increase the maximum facility amount to $550 million, and extended the maturity date to April 27, 2027.

As of December 31, 2025, the Company had $445.3 million outstanding on the repurchase contract and the Company was in compliance with the terms of the Repurchase Agreement. As of December 31, 2025, the remaining amount the Company could utilize under the Repurchase Agreement was $54.7 million.

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

HSBC Loan

On December 7, 2023, AB CRE PDF TNVA1 LLC (“TNVA1”), a wholly owned subsidiary of the Company entered into a Loan and Security Agreement (the “HSBC Loan and Security Agreement”) by and among TNVA1, as borrower, HSBC Bank USA, National Association (“HSBC”), as administrative agent for itself and the other lenders signatory thereto, and the lenders signatory thereto (the “HSBC Lenders”) as part of a “note-on-note” loan (the “HSBC TNVA1 Loan”) transaction. The HSBC Lenders have made the HSBC TNVA1 Loan in the aggregate principal amount of $151 million. The HSBC TNVA1 Loan generally bears interest at a rate per annum equal to the greater of (i) Term SOFR plus a margin of 1.61%, with a 0.0% floor on Term SOFR and (ii) 5.25%. The HSBC TNVA1 Loan is secured by a first priority security interest in certain collaterally assigned loans.

As of December 31, 2025, the Company had $143.8 million outstanding on the HSBC Loan and the Company was in compliance with the terms of the HSBC Loan and Security Agreement.

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

Incentive Fee

At the end of each calendar quarter, the Investment Manager is entitled to receive an Incentive Fee equal to the difference between (x) the product of (A) 15% and (B) the difference between (1) Core Earnings of the Company for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), and (2) the product of (I) the weighted average of the Company’s NAV of the three previous calendar quarters (or such lesser number of completed calendar quarters, if applicable) and the Company’s NAV as of the beginning of the then current calendar quarter, and (II) 6% per annum, and (y) the sum of the Incentive Fee previously paid to the Investment Manager with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable); provided, that no Incentive Fee is payable to the Investment Manager with respect to any calendar quarter unless the Core Earnings for the twelve (12) most recently completed calendar quarters (or such lesser number of completed calendar quarters) following the date of the Initial Closing is greater than zero. The Incentive Fee is prorated for partial periods, to the extent necessary, based on the number of days elapsed or remaining in such periods as the case may be. Unless otherwise determined by the Investment Manager, the Company’s NAV at the beginning of a calendar quarter for purposes of this Incentive Fee calculation shall be equal to the Company’s NAV as of the end of the previous calendar quarter as increased by capital contributions and decreased by repurchases.

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

Organization and Offering Expenses

We reimburse the Investment Manager for our organizational and offering expenses (“Organizational Expenses”). For the years ended December 31, 2025 and December 31 2024, the Investment Manager incurred a total of approximately $0 and $0, respectively, in documented organizational costs and expenses on our behalf. Each Member is solely responsible for its own legal and tax counsel and any out-of-pocket expenses incurred in connection with its investment in the Company.

Pursuant to an Expense Limitation Agreement (as amended), the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap was maintained until the third anniversary of the Initial Closing. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be charged to the Company during the three year period that the cap is in place, provided that no such payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, and reserves for and costs associated with determining current expected credit losses, will not be included as Company Expenses for purposes of calculating the expense cap. For the year ended December 31, 2025, the Expense Cap was no longer in place. For the year ended December 31, 2024, the Company incurred expenses in excess of the Expense Cap totaling $0.2 million. As of December 31, 2025 and December 31, 2024, the Company owes $0 million and $0.2 million, respectively, to the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements. The Expense Limitation Agreement was amended and restated on June 20, 2022 to, among other things, clarify that loan servicing fees and expenses, and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operation of the Portfolio Investments (as defined therein) are not to be included as Company Expenses (as defined therein) for purposes of calculating the Expense Cap (as defined therein).

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

NAV Per Unit
December 31, 2025	$9.3917
December 31, 2024	$9.4815

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

While we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. In addition, new legislation, court decisions or administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT.

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

The following table sets forth the dividends declared and their related tax characterization for the fiscal tax years ended December 31, 2025 and December 31, 2024:

Fiscal Tax Year	Distributions Declared	Return of Capital	Dividends
Year Ended December 31, 2025	100.00%	0.00%	100.00%
Year Ended December 31, 2024	100.00%	0.00%	100.00%

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

Staffing

We have no direct employees. The employees of the Investment Manager perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons; Policies and Procedures for Review of Related Party Transactions—Management Agreement and LLC Agreement” for a summary of the fees to be paid to the Investment Manager and its affiliates. Each of the Fund's executive officers described under "Directors, Executive Officers and Corporate Governance" is an employee of the Investment Manager and its affiliates.

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

There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Significant events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

Certain Regulatory, Legal, Tax and Operational Risks

We have no established investment criteria limiting the size of each investment we make in commercial real estate debt, real estate related equity and securities investments. If we have an investment that represents a material percentage of our assets and that investment experiences a loss, the value of your investment in us could be significantly diminished.

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

Our leverage facilities contain financial covenants, borrowing base requirements, and concentration limits that are tested periodically. Declines in the value of our loan portfolio, increases in our allowance for credit losses, downgrades in the credit quality of our assets, or changes in the eligibility criteria for collateral under our financing facilities could reduce our borrowing capacity or cause us to breach financial covenants. Any such breach could result in an event of default under one or more of our financing arrangements, acceleration of our debt obligations, mandatory repayment requirements, forced asset sales at unfavorable prices, or inability to make distributions to Members. Additionally, certain of our financing arrangements contain mark-to-market provisions or margin call requirements that may require us to post additional collateral or repay borrowings on short notice if the value of pledged assets declines below specified thresholds. Our ability to meet such margin calls or repayment obligations will depend on our available cash and our ability to liquidate assets quickly, which may not be possible on favorable terms during periods of market stress.Cross-default provisions in our financing arrangements could cause a default under one facility to trigger defaults under other facilities, which could have a material adverse effect on our liquidity and financial condition.

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

Our investments in loans secured by office properties face heightened risks due to structural changes in office utilization and demand.

The office sector continues to face significant challenges including reduced occupancy rates due to remote and hybrid work arrangements, declining rental rates, increased tenant improvement costs, and compressed property valuations. These trends may be structural rather than cyclical, and may persist or worsen over time as companies reassess their long-term space needs and employees resist return-to-office mandates. Loans secured by office properties may experience higher default rates, require more frequent modifications or extensions, and may result in greater losses upon foreclosure compared to other property types. The value of office properties securing our loans may decline significantly, potentially resulting in loan-to-value ratios that exceed our underwriting parameters and limiting our recovery in the event of default. Certain office submarkets and building classes may be more severely affected than others, and properties that do not meet current tenant demands for amenities, location, and building quality may face particular difficulty in maintaining occupancy and rental rates. Our exposure to office properties could have a material adverse effect on our financial performance.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our Units. As of March 24, 2026 we had 42,420,090 units outstanding held by a total of approximately 2,511 Members.

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

We have reimbursed the Investment Manager for Organizational Expenses. Pursuant to an Expense Limitation Agreement, the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap was maintained until the third anniversary of the date of the Initial Closing. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be reimbursed by the

Company during the period of time following the end of the amortization period and ending on the third anniversary of the start of the amortization period, provided that no reimbursement payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, and reserves for and costs associated with determining current expected credit losses, will not be included as Company Expenses for purposes of calculating the expense cap.

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

Portfolio Summary

As of December 31, 2025, the Company had outstanding investments in 17 loans receivables with a loan balance of $1,114 million, investments in 3 CMBS with a fair value of $7.7 million, along with investments in 3 unconsolidated equity investments for an initial consideration of $92.8 million. These loans receivables had a weighted average interest rate of 6.82% and weighted average remaining term of 1.57 years. These CMBS had a weighted average interest rate of 6.64% and weighted average remaining term of 1.59 years.

Portfolio Investment Activity

During the year ended December 31, 2025, the Company had four payoffs and originated nine loans. In addition, lenders foreclosed on Loan 7, which the Company previously classified as a loan receivable held for investment. As part of the foreclosure, the Company obtained an equity ownership interest in the underlying asset and began accounting for the investment under the equity method.

Loan 3, 10, 11 and 13 were paid off at par during the period.

Loans 16, 17, 18, 19, 20, 21, 22, 23 and 24 were originated, and are described in greater detail under "Portfolio Information."

Portfolio Information

The table below sets forth select information about the loans in the Company’s portfolio as of December 31, 2025 (in 000’s):

Investment	Balance	Interest Rate at December 31, 2025	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 1	$29,275,730	6.84%	1/10/2026	First Lien	Multifamily	California
Loan 5	$55,935,000	8.07%	8/5/2026	First Lien	Office	Texas
Loan 6	$27,747,524	8.52%	7/5/2026	First Lien	Hospitality	California
Loan 8	$35,557,537	7.27%	3/10/2026	First Lien	Industrial	Georgia
Loan 9	$105,256,297	6.00%	8/9/2026	First Lien	Student Housing	Various
Loan 12	$30,000,000	7.77%	5/10/2027	First Lien	Hospitality	New York
Loan 14	$100,000,000	7.52%	7/10/2027	First Lien	Multifamily	Virginia
Loan 15	$58,721,096	8.28%	1/9/2027	First Lien	Office	California
Loan 16	$62,501,135	6.13%	3/9/2027	First Lien	Multifamily	Texas
Loan 17	$68,908,441	6.23%	3/9/2027	First Lien	Multifamily	Colorado
Loan 18	$77,507,876	6.13%	4/9/2028	First Lien	Multifamily	New York
Loan 19	$35,166,891	7.93%	6/9/2028	First Lien	Office	District of Columbia
Loan 20	$120,000,000	5.88%	7/9/2027	First Lien	Industrial	New York
Loan 21	$26,561,959	9.35%	12/1/2028	First Lien	Hospitality	Tennessee
Loan 22	$112,000,000	6.18%	8/9/2028	First Lien	Multifamily	Texas
Loan 23	$97,395,000	6.63%	10/9/2028	First Lien	Office	Texas
Loan 24	$71,690,000	6.93%	11/9/2027	First Lien	Office	Tennessee

As of December 31, 2025 the Company had made investments in commercial debt securities. The table below sets forth select information about these assets in the Company’s portfolio as of December 31, 2025:

Investment (in thousands)	Balance	Interest Rate at December 31, 2025	Maturity Date	Loan Structure	Property Type	Geographic Location
Commercial debt security 1	$5,000	6.75%	6/9/2027	Bond	Office	New York
Commercial debt security 2	$1,200	6.35%	10/15/2027	Bond	Hospitality	Various
Commercial debt security 3	$1,500	6.50%	12/15/2027	Bond	Data Center	Various

As of December 31, 2025, the concentration of loans and commercial debt securities by property type, geographic location, and origination loan to value ("LTV") are as follows:

Property type	% of Loan Balance	Geographic Location	% of Loan Balance	LTV	% of Loan Balance
Multifamily	40.13%	Texas	29.22%	<50%	2.67%
Office	28.87%	New York	20.83%	50-60%	20.65%
Industrial	13.87%	California	10.78%	60-70%	36.25%
Student Housing	9.38%	Virginia	8.91%	70%+	40.43%
Hotel	7.62%	Tennessee	8.76%	Total	100%
Data Center	0.13%	Colorado	7.87%
Total	100%	Georgia	4.29%
		District of Columbia	3.13%
		Oregon	1.71%
		Washington	1.10%
		Other	3.38%
		Total	100.00%

As of December 31, 2025, the Company held 7.12% , 6.98% and 6.33% interests in AB Commercial Real Estate Debt
Fund, SICAV-SIF (“AB CRED II”), AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”) and
Horton Plaza JV LLC ("Horton Plaza"), respectively, entities managed by affiliates of the Investment Manager and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.4 million,
$23.0 million and $19.2 million, respectively.

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

Commercial Mortgage Backed Securities

The Company invests in commercial mortgage‑backed securities, which are classified as investment securities and are measured and reported at fair value in the consolidated financial statements.

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

The allowance for credit losses was $4.4 million and $6.1 million at December 31, 2025 and December 31, 2024, respectively, and is included in the accompanying consolidated balance sheets. During the year ended December 31, 2025 this allowance was impacted by a decrease of $1.7 million in allowance for credit losses and increase of $2.5 million in realized loss of equity method investments as reflected in the accompanying consolidated statements of income.

Non-accrual loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The Company has no non-accrual loans as of December 31, 2025, and one non-accrual loan as of December 31, 2024, which the Company believed was not determined to be impaired as of December 31, 2024.

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

Management Fees

We accrue for the Management Fee and Incentive Fee as part of the quarterly valuation of the Company, or as otherwise provided in the LLC Agreement. For further detail see Note 9 in the accompanying financial statements.

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

Results of Operations

The following table presents the results of our operations for the years ended December 31, 2025 and 2024, respectively (in 000’s):

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net interest income (loss)
Interest income net of amortization/accretion	$78,999	$75,638
Interest expense	(44,277)	(38,568)
Net interest income	34,722	37,070
Provision for credit losses	(770)	(851)
Net interest income (loss) after provision for credit losses	33,952	36,219
Operating expenses
Management fees	5,216	4,538
Incentive fees	672	2,575
Professional fees	1,259	1,352
Administration and custodian fees	1,856	1,656
Other expenses	84	11
Total operating expenses	9,087	10,132
Other income
Reimbursement – Investment Manager (see Note 9)	—	215
Impairment of equity method investments	(507)	(2,154)
(Loss) income from equity method investments	(1,537)	3,150
Other income	2,367	1,446
Total other income	323	2,657
Net income	$25,188	$28,744
Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.64	0.86
Weighted average units outstanding	39,570,774	33,379,545

Net Interest (Loss) Income

For the year ended December 31, 2025, the Company’s net interest income was $34.0 million compared to $36.2 million for the year ended December 31, 2024. The decrease period over period was primarily due to the increase in interest expense of $5.7 million from an increased weighted average portfolio financing for the year ended December 31, 2025. The increased interest expense was not fully offset by an increase in interest income given that the weighted average spread was lower relative to December 31, 2024. The income for the period was positive as interest expense and the provision for credit losses did not exceed interest income net of amortization/accretion.

Operating Expenses

For the year ended December 31, 2025, operating expenses were $9.1 million compared to $10.1 million for the year ended December 31, 2024. The decrease was primarily driven by a decrease of $1.9 million in incentive fees earned by the Investment Manager.

Total Other Income

For the year ended December 31, 2025, total other income was $0.3 million compared to $2.7 million for the year ended December 31, 2024. The decrease was primarily driven by a $4.7 million increase in loss from equity method investments, partially offset by a reduction in impairment from equity method investments and an increase in other income.

Cash Flows Provided by Operating Activities

For the year ended December 31, 2025, cash flows provided by operating activities were $27.1 million, primarily driven by net income.

Cash Flows Used by Investing Activities

For the year ended December 31, 2025, cash flows used by investing activities were $263.6 million, primarily driven by expenditures to originate and purchase new loans.

Cash Flows Provided by Financing Activities

For the year ended December 31, 2025, cash flows provided by financing activities were $246.9 million, primarily driven by the issuance of Units, and repurchase agreement net borrowings.

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

Cash and cash equivalents as of December 31, 2025, taken together with the Company’s uncalled Capital Commitments of $406.7 million and the potential for additional borrowings under the Credit Facility, is expected to be sufficient for the Company’s investing activities, payment of distributions and to conduct the Company’s operations for at least the next twelve months.

Capital Commitments

The Company entered into separate subscription agreements with a number of investors for the Private Offering. Each investor will make a capital commitment (a “Capital Commitment”) to purchase Units pursuant to a subscription agreement (a “Subscription Agreement”). We refer to the initial date on which Capital Commitments were first accepted by or on behalf of the Company from Members as the “Initial Closing,” and each such date on which Capital Commitments are accepted as a “closing.” Thereafter, subsequent closings for additional Capital Commitments from new and existing Members may generally be held as of the end of the calendar quarter, subject to our discretion to hold closings at any other time. As of December 31, 2025, the Company received capital commitments of $787.8 million, of which $406.7 million remained unfunded. During the year ended December 31, 2025 the Company received a request to redeem 1,421,345 common units.

For further details, see “Note 3. Capital Commitments,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of December 31, 2025, refer to Note 12 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

State Street Credit Facility

On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders. The maximum principal amount

(the “Maximum Commitment”) of the Credit Facility was initially $65 million. The Maximum Commitment may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the State Street Credit Agreement. As of December 31, 2025, the Maximum Commitment was $100 million.

As of December 31, 2025, and December 31, 2024, borrowings under the State Street Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR plus the applicable spread for the applicable Interest Period; and (ii) with respect to reference rate loans, the Prime rate in effect from day to day plus the applicable spread.

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

As of December 31, 2025, the Company had no balance outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

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

On September 17, 2025, the Company entered into an amendment (the “Fifth Morgan Stanley Repurchase Agreement Amendment”) to the Morgan Stanley Repurchase Agreement. The Fifth Morgan Stanley Repurchase Agreement Amendment (i) increased the master repurchase facility size from $400,000,000 to $500,000,000, with an option to increase the maximum facility amount to $550,000,000 and (ii) extended the maturity date of the Morgan Stanley Repurchase Agreement to April 27, 2027.

For further details, see “Note 8. Debt Obligations,” to the Company’s financial statements.

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. ("Citibank"). The Note has a maximum commitment of $125.6 million and is scheduled to mature, subject to the terms and conditions of Article 33 thereof, within one hundred fifty (150) days after the maturity date of the underlying collateral (as the same may be extended pursuant to any extension option of the Underlying Mortgagor (as defined in the Loan and Security Agreement) in accordance with the underlying collateral or as otherwise approved by the Class A Lender), or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, Citibank, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). As of July 10, 2025, the maturity date of the underlying Loan 9 was extended to August 9, 2026 and the maturity date of the Note was then, automatically extended to January 6, 2027 in accordance with the Loan and Security Agreement. Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%. The Note is collateralized by Loan 9, described in Note 4.

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

HSBC Loan

On December 7, 2023, AB CRE PDF TNVA1 LLC (“TNVA1”), a wholly owned subsidiary of the Company entered into a Loan and Security Agreement (the “HSBC Loan and Security Agreement”) by and among TNVA1, as borrower, HSBC Bank USA, National Association (“HSBC”), as administrative agent for itself and the other lenders signatory thereto, and the lenders signatory thereto (the “HSBC Lenders”) as part of a “note-on-note” loan (the “HSBC TNVA1 Loan”) transaction. The HSBC Lenders have made the HSBC TNVA1 Loan in the aggregate principal amount of $86.1 million. The HSBC TNVA1 Loan generally bears interest at a rate per annum equal to the greater of (i) Term SOFR plus a margin of 1.61%, with a 0.0% floor on Term SOFR and (ii) 5.25%. The HSBC TNVA1 Loan is secured by a first priority security interest in certain collaterally assigned loans. For further details, see “Note 8. Debt Obligations,” to the Company’s financial statements.

On August 26, 2025, TNVA1 entered into an amendment (the “First Amendment”) to the HSBC Loan and Security Agreement. The First Amendment, among other changes, (i) extends the initial maturity date of borrowings under the HSBC Loan and Security Agreement to July 9, 2027 and (ii) provides for an additional loan under the HSBC Loan and Security Agreement of $92,250,000 (the “Additional Loan”), increasing the aggregate total borrowings under the HSBC Loan and Security Agreement to $187,150,000. The Additional Loan bears interest at Term SOFR plus a margin of 1.50%, and it is secured by a first priority security interest in a mortgage loan of the Fund that was collaterally assigned to the Lenders in connection with the Amendment. The Amendment also introduced new customary covenants and events of default with respect to the Additional Loan. In connection with the Amendment, the Fund reinstated and modified its obligations to guarantee the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 25% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $46,787,500.

On December 1, 2025, TNVA1 entered into an amendment (the “Second Amendment”) to the HSBC Loan and Security Agreement. The Second Amendment, among other changes, (i) extends the initial maturity date of borrowings under the HSBC Loan and Security Agreement to November 9, 2027 and (ii) provides for an additional loan under the HSBC Loan and Security Agreement of $55,462,500.00 (the “Additional Loan”), increasing the aggregate total borrowings under the HSBC Loan and Security Agreement to $147,712,500.00 (the “HSBC TNVA1 Loan”). The Additional Loan bears interest at Term SOFR plus a margin of 1.80%, and it is secured by a first priority security interest in a mortgage loan of the Fund that was collaterally assigned to the Lenders in connection with the Amendment. The Amendment also introduced new customary covenants and events of default with respect to the Additional Loan. In connection with the Amendment, the Fund reinstated and modified its obligations to guarantee the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 25% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $36,928,125.

As of December 31, 2025, the Fund had $143,767,500 outstanding on the HSBC Loan. As of December 31, 2024, the Fund had $141,329,841 outstanding on the HSBC Loan. For further details, see “Note 8. Debt Obligations,” to the Company’s financial statements.

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

Assuming that the statement of assets and liabilities as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in 000’s).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(13.60)	$(23.16)	$9.56
Down 200 basis points	$(11.34)	$(15.44)	$4.10
Down 100 basis points	$(8.71)	$(7.72)	$(0.99)
Down 50 basis points	$(5.35)	$(3.86)	$(1.49)
Up 50 basis points	$5.48	$3.86	$1.62
Up 100 basis points	$10.95	$7.72	$3.23
Up 200 basis points	$21.91	$15.44	$6.47
Up 300 basis points	$32.86	$23.16	$9.70

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

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act.

Management’s report on internal control over financial reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Changes in internal controls over financial reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of Exchange Act) that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Name	Age
Matthew Bass	47
Peter J. Gordon	55
Edward Gellert	59
Marguerite Brogan	68

The address for each of our directors is AB Commercial Real Estate Private Debt Fund, LLC, 66 Hudson Boulevard East, New York, New York 10001.

Executive Officers

The following table sets forth the names, ages and titles of each person who was an executive officer of the Company as of the date of this filing:

Name	Age	Executive Officer Since	Position
Peter J. Gordon	55	2025	Chief Executive Officer
Marguerite Brogan	68	2025	Chief Financial Officer

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

Executive Officers

Information regarding the biographical information of the executive officers of the Company is included in this annual report on Form 10-K under Item 1 of Part I as permitted by the Instruction to Item 401 of Regulation S-K.

Code of Ethics

The Investment Manager has adopted a code of ethics pursuant to Rule 204A-1 under Advisers Act that establishes procedures for personal investments and restricts certain transactions by the Company’s personnel. The Company has adopted and is subject to the Investment Manager’s code of ethics. The code of ethics applies to, among others, the Company’s senior officers, including its Chief Executive Officer and Chief Financial Officer, as well as every officer, director and employee of the Company. The Investment Manager’s codes of ethics generally do not permit investments by its employees in securities that may be purchased or held by the Company. Persons subject to this code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. A copy of the Investment Manager’s code of ethics is available to the Members on the Company’s website: https://www.alliancebernstein.com/content/dam/corporate/corporate-pdfs/code-of-ethics.pdf

Insider Trading Policy

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

Timing of Grants of Options

The Company did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2026, the beneficial ownership of Units of our directors, executive officers, each person known to the Company to beneficially own 5.0% or more of the outstanding Units and the executive officers and directors as a group.

The percentage ownership is based on 42,420,090 Units outstanding as of March 24, 2026 As of such date, there were no Units subject to warrants or other convertible securities outstanding. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. To the Company’s knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all Units beneficially owned. The address for each listed individual is c/o AB Commercial Real Estate Private Debt Fund, LLC, 66 Hudson Boulevard East, New York, NY 10001.

Name of Beneficial Owners	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Beneficial owners of 5% or more	—	*%
Matthew Bass	—	*
Peter J. Gordon	8,940.197	*
Edward Gellert	4,847.680	*
Marguerite Brogan	7,366.374	*
All Directors and Executive Officers as a group (4 persons)	21,154.251	*

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

For the years ended December 31, 2025 and December 31, 2024, the Company incurred Management Fees of $5.2 million and $4.5 million, respectively, of which the Investment Manager waived $0.0 million and $0.0 million, respectively. As of December 31, 2025 and December 31, 2024 the Management Fees payable amounted to $2.8 million and $2.5 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.

Transfer Agent Agreement

We entered into a transfer agent agreement with AllianceBernstein Investor Services, Inc., a subsidiary of the Investment Manager, pursuant to which AllianceBernstein Investor Services, Inc. acts as transfer agent of the Company. For the years ended December 31, 2025 and December 31, 2024 the Company incurred $0.1 million and $0.1 million, respectively, pursuant to the transfer agent agreement.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the audit fees and non-audit related fees accrued or paid to PricewaterhouseCoopers LLP (“PwC”) for professional services performed for the Company’s fiscal periods ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$662,500	$595,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$662,500	$595,000

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

10.6

Revolving Credit Agreement, dated December 14, 2021 by and between the Company, as Borrower, and State Street Bank and Trust Company, as the administrative bank and as a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on December 20, 2021)

10.7

First Amendment to Revolving Credit Agreement, dated as of December 14, 2022 by and between the Company, as Borrower, and State Street Bank and Trust Company, as the administrative bank and as a Lender.*

10.8

Second Amendment to Revolving Credit Agreement, dated as of December 12, 2023, by and between the Company, as Borrower, and State Street Bank and Trust Company, as the administrative bank and as a Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on December 15, 2023)

10.9

Third Amendment to Revolving Credit Agreement, dated as of December 10, 2024, by and between the Company, as Borrower, and State Street Bank and Trust Company, as the administrative bank and as a Lender.*

10.10

Master Repurchase and Securities Contract Agreement, dated April 27, 2022, among AB CRE PDF Member I LLC, as Seller, the Company as Guarantor, Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent and the financial institutions referred to therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on April 29, 2022)

10.11

First Omnibus Amendment to Master Repurchase and Securities Contract Agreement, dated July 21, 2022, among AB CRE PDF Member I LLC, as Seller, the Company as Guarantor, Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent and Morgan Stanley Bank, N.A., as Buyer*

10.12

Second Omnibus Amendment to Master Repurchase and Securities Contract Agreement, dated April 26, 2024, among AB CRE PDF Member I LLC, as Seller, the Company as Guarantor, Morgan Stanley Mortgage Capital Holdings LLC, as Administrative Agent and Morgan Stanley Bank, N.A., as Buyer*

10.13

Third Omnibus Amendment, dated as of April 9, 2025, by and among Morgan Stanley Mortgage Capital Holdings LLC, as the administrative agent, Morgan Stanley Bank, N.A., as the buyer, AB CRE PDF Member I LLC, as seller,and the Fund, as the guarantor. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form8-K (File No. 000-56320) filed with the SEC on April 11, 2025)

10.14

Fourth Omnibus Amendment, dated as of July 28, 2025, by and among Morgan Stanley Mortgage Capital Holdings LLC, as the administrative agent, Morgan Stanley Bank, N.A., as the buyer, AB CRE PDF Member I LLC, as seller, and the Fund, as the guarantor. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on July 29, 2025)

10.15

Fifth Omnibus Amendment, dated as of September 17, 2025, by and among Morgan Stanley Mortgage Capital Holdings LLC, as the administrative agent, Morgan Stanley Bank, N.A., as the buyer, AB CRE PDF Member I LLC, as seller, and the Fund, as the guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on September 19, 2025)

Exhibit No.	Description and Method of Filing
10.16

Loan and Security Agreement, dated March 31, 2023, by and between AB CRE PDF ATHENA LLC, as Borrower, Citibank, N.A., as Class A Lender, and AB Commercial Real Estate Private Debt Fund, LLC, as Subordinated Lender (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-56320) filed with the SEC on May 11, 2023)

10.17

Loan and Security Agreement, dated as of December 7, 2023, by and among AB CRE PDF TNVA1 LLC, as Borrower, HSBC Bank USA, National Association, as administrative agent for itself and the other Lenders signatory thereto, and the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on December 13, 2023)

10.18

First Amendment to Loan Agreement and Omnibus Amendment to Loan Documents, dated as of August 26, 2025, by and among AB CRE PDF TNVA1 LLC, as Borrower, HSBC Bank USA, National Association, as administrative agent for itself and the other Lenders signatory thereto, the Lenders from time to time party thereto, and AB Commercial Real Estate Private Debt Fund, LLC, as Guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on September 2, 2025)

10.19

Second Amendment to Loan Agreement and Omnibus Amendment to Loan Documents, dated as of December 1, 2025,by and among AB CRE PDF TNVA1 LLC, as Borrower, HSBC Bank USA, National Association, as administrative agent for itself and the other Lenders signatory thereto, the Lenders from time to time party thereto, and AB Commercial Real Estate Private Debt Fund, LLC, as Guarantor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on December 3, 2025)

10.20

Master Repurchase and Securities Contract Agreement, dated April 1, 2025, among AB CRE PDF Lending C LLC, as Seller, Citibank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56320) filed with the SEC on April 7, 2025)

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

Date: March 24, 2026

AB Commercial Real Estate Private Debt Fund, LLC
By:	/s/ Peter Gordon
Peter Gordon
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 2026	By:	/s/ Peter Gordon
Peter Gordon
Chief Executive Officer

Date: March 24, 2026	By:	/s/ Marguerite Brogan
Marguerite Brogan
Chief Financial Officer

Date: March 24, 2026	By:	/s/ Matthew Bass
Matthew Bass
Director

Date: March 24, 2026	By:	/s/ Edward Gellert
Edward Gellert
Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of AB Commercial Real Estate Private Debt Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AB Commercial Real Estate Private Debt Fund, LLC and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of changes in members' capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 24, 2026

We have served as the Company’s auditor since 2021.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Balance Sheets (in ‘000s except Common Units)

	December 31, 2025	December 31, 2024
Assets
Loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	$1,107,555	$867,687
Allowance for credit losses	(4,439)	(6,127)
Commercial debt securities, at carrying value (cost of 7,700 and $0, respectively)	7,716	—
Equity method investments	45,486	31,045
Cash and cash equivalents	21,324	10,913
Accrued interest receivable	4,840	5,538
Other assets	65	52
Deferred financing costs, net	1,950	1,208
Total assets	$1,184,497	$910,316
Liabilities and Members’ Capital
Liabilities
Credit facility	$—	$38,000
Repurchase agreement	548,288	246,491
Notes payable	223,762	261,037
Distribution payable	4,760	8,269
Redemption payable	1,882	4,094
Related party payables and accrued expenses (See Note 9)	615	1,158
Reimbursement payable (see Note 9)	—	168
Incentive fee payable (see Note 9)	101	1,152
Management fee payable (see Note 9)	2,794	2,459
Accounts payable and accrued expenses	3,379	2,868
Other liabilities	528	509
Total Liabilities	$786,109	$566,205
Commitments and contingencies (see Note 12)	—	—
Members’ capital
Common units (42,420,090 and 36,290,817 units issued and outstanding at December 31, 2025 and 2024, respectively)	$411,932	$354,488
Distributions in excess of earnings	(13,544)	(10,377)
Total members’ capital	398,388	344,111
Total liabilities and members’ capital	$1,184,497	$910,316

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Income (in ‘000s except Common Units)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net interest income
Interest income net of amortization/accretion	$78,999	$75,638	$46,030
Interest expense	(44,277)	(38,568)	(25,756)
Net interest income	34,722	37,070	20,274
Provision for credit losses	(770)	(851)	(3,672)
Net interest income after provision for credit losses	33,952	36,219	16,602
Operating Expenses:
Management fees	5,216	4,538	2,579
Incentive fees	672	2,575	1,547
Professional fees	1,259	1,352	1,197
Administration and custodian fees	1,856	1,656	319
Other expenses	84	11	92
Total operating expenses	9,087	10,132	5,734
Other Income:
Reimbursement—Investment Manager (see Note 9)	—	215	(5)
Impairment of equity method investments	(507)	(2,154)	—
(Loss) income from equity method investments	(1,537)	3,150	5,905
Other income	2,367	1,446	780
Total Other Income	323	2,657	6,680
Net Income (Loss)	$25,188	$28,744	$17,548
Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	$0.64	$0.86	$0.94
Weighted average units outstanding	39,570,774	33,379,545	18,662,148

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Changes in Members’ Capital (in ‘000s except Common Units)

	Common Units		Distributions in Excess of	Total Members’
	Units	Paid in Capital	Earnings	Capital
Members’ capital at December 31, 2022	11,424,012	$112,603	$(2,431)	$110,172
Issuance of common units	18,582,861	182,012	—	182,012
Net Income	—	—	17,548	17,548
Distributions declared	—	—	(20,548)	(20,548)
Members’ capital at December 31, 2023	30,006,873	$294,615	$(5,431)	$289,184
Issuance of common units	6,717,733	63,967	—	63,967
Redemption of common units	(433,789)	(4,094)	—	(4,094)
Net Income	—	—	28,744	28,744
Distributions declared	—	—	(33,690)	(33,690)
Members’ capital at December 31, 2024	36,290,817	$354,488	$(10,377)	$344,111
Issuance of common units	7,550,591	70,788	—	70,788
Redemption of common units	(1,421,318)	(13,344)	—	(13,344)
Net Income	—	—	25,188	25,188
Distributions declared	—	—	(28,355)	(28,355)
Members’ capital at December 31, 2025	42,420,090	$411,932	$(13,544)	$398,388

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Cash Flows (in ‘000s)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash flows from operating activities
Net income (loss)	$25,188	$28,744	$17,548
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(3,810)	(4,001)	(3,200)
Loss (income) from equity method investments	1,537	(3,150)	(5,905)
Impairment of equity method investments	507	2,154	—
Distributions of earnings from equity method investments	918	3,697	5,059
Amortization of deferred financing costs	2,245	1,476	807
Provision for credit losses	770	851	3,672
Unrealized (gain) loss on commercial debt securities	(16)	—	—
Increase or decrease in operating assets and liabilities:
Decrease (increase) in accrued interest receivable	698	(1,788)	(2,335)
(Increase) decrease in other assets	(13)	59	(113)
Decrease (Increase) in reimbursement receivable	—	—	933
Increase in management fees payable	335	1,418	177
Increase in accounts payable and accrued expenses	511	295	497
(Decrease) increase in related party payables and accrued expenses	(543)	1,017	35
(Decrease) increase in reimbursement payable	(168)	168	—
(Decrease) increase in incentive fees payable	(1,051)	(395)	1,279
Increase (decrease) in other liabilities	19	401	(168)
Net cash provided by operating activities	27,127	30,946	18,286
Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(660,006)	(281,531)	(412,172)
Subsequent draws on mortgage loan receivables	(14,185)	(16,753)	—
Repayment of mortgage loan receivables	418,288	109,809	5,057
Origination of commercial debt securities	(7,700)	—	—
Purchase of equity method investments	(1,763)	—	—
Distributions from equity method investments in excess of earnings	1,747	13,507	12,136
Net cash (used in) investing activities	(263,619)	(174,968)	(394,979)

The accompanying notes are an integral part of these consolidated financial statements.

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash flows from financing activities
Issuance of common units	70,788	63,967	182,012
Redemption of common units	(15,556)	—	—
Distributions paid	(31,864)	(33,654)	(17,220)
Line of credit borrowings	402,200	163,000	307,300
Line of credit paydowns	(440,200)	(125,000)	(360,100)
Repurchase agreement borrowings	372,287	141,228	30,099
Repurchase agreement paydowns	(70,490)	(81,682)	(1,808)
Notes payable borrowings	143,768	5,415	261,544
Notes payable paydowns	(181,043)	(3,794)	(2,126)
Deferred financing costs paid	(2,987)	(1,167)	(1,585)
Net cash provided by financing activities	246,903	128,313	398,116
Net increase in cash and cash equivalents	10,411	(15,709)	21,423
Cash and cash equivalents, beginning of period	10,913	26,622	5,199
Cash and cash equivalents, end of period	$21,324	$10,913	$26,622
Supplemental financing activities
Cash paid during the period for interest	$41,636	$37,170	$23,977
Supplemental disclosure of noncash investing activities:
Conversion of Horton loan receivable to equity method investment	$17,388	$—	$—
Supplemental disclosure of noncash financing activities:
Redemptions payable	$1,882	$4,094	$—
Dividends reinvested	$12,057	$12,524	$6,089
Distributions declared	$4,760	$8,269	$8,233

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Notes to the Consolidated Financial Statements

December 31, 2025

1.
Organization and Business Purpose

AB Commercial Real Estate Private Debt Fund, LLC (the “Company”) is a Delaware limited liability company formed on June 1, 2021 (“Formation”) to operate as a private investment entity generally for qualified US investors. The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The investment objective of the Company is to generate attractive risk-adjusted returns through investments primarily in loans secured by high quality commercial real estate properties located in the United States. The Company will seek to prioritize capital preservation and deliver predictable and durable income by investing primarily in directly originated first mortgage loans, senior and junior mezzanine loans, B-notes, second mortgages or other subordinated loans. To a lesser extent, the Company will invest in the following: legacy, new issue, and single-borrower commercial mortgage backed securities (“CMBS”); commercial real estate-related securities; performing, sub-performing and non-performing/distressed loans; and net leased assets. While the Company intends to focus mainly on loans directly secured by commercial real estate-related assets, it will also have the flexibility to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt, and may invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with the investment objective.

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

The Company will generally consolidate entities (i) it controls through either majority ownership or voting rights or (ii) management determines that the Company is the primary beneficiary of entities deemed to be variable interest entities (“VIEs”). Accordingly, the Company consolidated the results of its subsidiaries (AB CRE PDF Member I LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement—see Note 9, AB CRE PDF Athena LLC, a wholly owned entity, and AB CRE PDF TNVA1 LLC, a wholly owned entity) in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

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

The allowance for credit losses was $4.4 million and $6.1 million at December 31, 2025 and December 31, 2024, respectively, and is included in the accompanying consolidated balance sheets. During the year ended December 31, 2025 this allowance was impacted by a decrease of $1.7 million in allowance for credit losses and increase of $2.5 million in realized loss of equity method investments as reflected in the accompanying consolidated statements of income.

The following table presents the provision for loan losses roll forward for the years ended December 31, 2025, 2024, and 2023.

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Balance beginning of year	$6,127	$5,275	$1,603
Provision for loan losses	(1,688)	852	3,672
Charge-offs	—	—	—
Balance end of year	$4,439	$6,127	$5,275

Non-accrual loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The Company has no non-accrual loans as of December 31, 2025, and one non-accrual loan as of December 31, 2024, which the Company believed was not determined to be impaired as of December 31, 2024.

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

The Company’s investments are expected to mostly be considered Level 3 assets under ASC Topic 820 because the investments will generally not have identical assets or liabilities with quoted prices in active markets and will generally not have all significant inputs observable. Estimates of fair value for the Commercial Real Estate Debt Securities are measured using observable, quoted market prices, in inactive markets, or Level 2 inputs.

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

Segment Reporting

The Company represents a single operating segment originating and acquiring commercial mortgage loans and related investments. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s Chief Executive Officer and Chief Financial Officer are collectively the CODM. The CODM monitors the operating results of the Company as a whole and the pre-determined Company’s long term investment strategy, which is executed by the Company's management group. The qualitative and quantitative information contained within the consolidated financial statements is used by the CODM to assess the segments performance versus the Company’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated balance sheets and segment expenses are listed on the consolidated statements of income. The accounting policies of the Company segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net income, which is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The significant segment expenses are those that are reported on the income statement. For the year ended December 31, 2025, there were 3 commercial real estate loan borrowers who individually accounted for more than 10% of our consolidated gross income.

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

In August 2023, the FASB issued Accounting Standard Update (“ASU”) No. 2023-05, “Business Combinations - Joint Venture Formations.” This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint ventures separate financial statements . The ASU is effective for all joint venture formations with a formation date on or after January 1, 2025. The Company has adopted ASU 2023-05 prospectively and the ASU did not have a material impact on the Company's consolidated financial statements.

3.
Capital Commitments

The following information sets forth the capital commitments of the Company as of December 31, 2025 and December 31, 2024 (in ‘000s):

	As of December 31, 2025	As of December 31, 2024
Capital Commitments	$787,833	$763,395
Capital Funded(1)	381,142	335,098
Unfunded Capital Commitments	$406,691	$428,297

(1) Excludes cumulative amounts reinvested totaling $32.1 million and $20.0 million as of December 31, 2025 and December 31, 2024, respectively.

For the years ended December 31, 2025 and December 31, 2024 the Company received a request to redeem 1,421,318 and 433,789 common units, respectively.

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

4.
Loan Receivables Held for Investment

The following table summarizes the Company’s investments in loan receivables held for investment as of December 31, 2025 (in ‘000s):

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at December 31, 2025	Interest rate at December 31, 2025(1)	Maturity Date	Payment Terms
Loan 1	Loan origination	Multifamily	12/17/2021	$29,276	$29,276	SOFR + 3.06%	$29,276	6.84%	1/10/2026	Interest only
Loan 5	Loan origination	Office	7/14/2022	55,935	55,935	SOFR + 4.25%	55,935	8.07%	8/5/2026	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	27,748	27,748	SOFR + 4.75%	27,748	8.52%	7/5/2026	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	35,800	35,558	SOFR + 3.50%	35,533	7.27%	3/10/2026	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	105,256	105,256	SOFR + 2.25%	105,256	6.00%	8/9/2026	Interest only
Loan 12	Loan origination	Hospitality	5/7/2024	30,000	30,000	SOFR + 4.00%	29,854	7.77%	5/10/2027	Interest only
Loan 14	Loan origination	Multifamily	6/11/2024	100,000	100,000	SOFR + 3.75%	99,502	7.52%	7/10/2027	Interest only
Loan 15	Loan origination	Office	12/17/2024	58,773	58,721	SOFR + 4.50%	58,408	8.28%	1/9/2027	Interest only
Loan 16	Loan origination	Multifamily	2/11/2025	65,155	62,501	SOFR + 2.35%	62,092	6.13%	3/9/2027	Interest only
Loan 17	Loan origination	Multifamily	2/11/2025	79,650	68,908	SOFR + 2.45%	68,408	6.23%	3/9/2027	Interest only
Loan 18	Loan origination	Multifamily	3/26/2025	81,900	77,508	SOFR + 2.35%	76,873	6.13%	4/9/2028	Interest only
Loan 19	Loan origination	Office	6/5/2025	49,300	35,167	SOFR + 4.15%	34,768	7.93%	6/9/2028	Interest only
Loan 20	Loan origination	Industrial	6/30/2025	123,000	120,000	SOFR + 2.10%	119,060	5.88%	7/9/2027	Interest only
Loan 21	Loan origination	Hospitality	7/21/2025	26,562	26,562	9.35%	26,332	9.35%	12/1/2028	Interest only
Loan 22	Loan origination	Multifamily	7/31/2025	112,000	112,000	SOFR + 2.40%	111,036	6.18%	8/9/2028	Interest only
Loan 23	Loan origination	Office	9/26/2025	110,500	97,395	SOFR + 2.85%	96,387	6.63%	10/9/2028	Interest only
Loan 24	Loan origination	Office	10/17/2025	74,056	71,690	SOFR + 3.15%	71,087	6.93%	11/9/2027	Interest only
Total				$1,164,911	$1,114,225		$1,107,555

(1)
The loan receivables held for investment are floating rate and fixed rate loans. The floating rate loans are presented with the contractual rate based on SOFR or the applicable SOFR floor plus the applicable spread as of December 31, 2025.

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

5.
Commercial Real Estate Debt Securities

As of December 31, 2025 and December 31, 2024 the Company has Commercial Real Estate Debt Securities with carrying amounts of $7.7 million and $0, respectively. As of December 31, 2025 the cost related to the Commercial Real Estate Debt Securities is $7.7 million and the unrealized gain is $16 thousand. The weighted average lives of the securities as of December 31, 2025 is 1.59 years. The weighted-average interest rates for the securities is 6.64% as of December 31, 2025. All of the securities are expected to mature in 2027.

6. Equity Method Investments

As of December 31, 2025, the Company held 7.12% , 6.98% and 6.33% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”), AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”) and Horton Plaza JV LLC ("Horton Plaza"), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.4 million, $23.0 million and $19.2 million, respectively. As of December 31, 2024, the carrying value was $3.7 million, $27.3 million and $0 million, respectively. The Company reported its share of the net asset value of AB CRED II, AB CRED III and Horton Plaza in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.

At acquisition of the equity investments in AB CRED II and AB CRED III, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimated life of the investments or recognized when a loan is repaid. Net amortization of the basis differences increased the carrying values of the Company’s equity investments during the years ended December 31, 2025 and December 31, 2024 in the amount of $0 million and $0.6 million. As of December 31, 2025 and December 31, 2024, no unamortized basis difference remains on the equity method investments.

During the years ended December 31, 2025, 2024 and 2023 the Company recorded impairment of the equity method investments of $0.5 million, $2.2 million, and $0, respectively.

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

The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary (in ‘000s):

	Carrying Value		Maximum Exposure to Loss
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Unconsolidated JV Equity	$19,151	$—	$19,151	$—
Total assets in unconsolidated VIEs	$19,151	$—	$19,151	$—

7. Fair Value of Financial Instruments

Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.

The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of December 31, 2025, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$1,107,555	$—	$—	$1,112,840	$1,112,840
Total Assets	$1,107,555	$—	$—	$1,112,840	$1,112,840
Liabilities
Line of credit	$—	$—	$—	$—	$—
Morgan Stanley repurchase agreement	$445,327	$—	$—	$444,004	$444,004
Citibank repurchase agreement	102,960	—	—	102,960	102,960
Note payable	79,995	—	—	79,790	79,790
HSBC Loan	143,768	—	—	143,768	143,768
Total Liabilities	$772,050	$—	$—	$770,522	$770,522

Commercial debt securities are measured at fair value. The following table presents the carrying value and fair value of the Company’s commercial debt securities as of December 31, 2025, and the level within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Commercial debt securities	$7,716	$—	$7,716	$—	$7,716
Total	$7,716	$—	$7,716	$—	$7,716

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

The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of December 31, 2025, are the discount margins and range from 2.10% to 9.04%.

The discounted cash flow method was used in calculating the fair values of the Company’s liabilities as of December 31, 2025. The significant unobservable inputs as of December 31, 2025, are the discount margins and range from 1.45% to 2.25%.

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

Fair values of the Company’s debt obligations approximate their carrying value as of December 31, 2024 because interest rates approximate the discount rates used in calculating the fair value of the investments, as of period end.

8. Debt Obligations

Summarized Debt Obligations

The following table summarizes the Company’s debt obligations and the loan receivable balances designated pledged as collateral (in ‘000s):

Debt Obligation	Outstanding Balance as of December 31, 2025	Outstanding Balance as of December 31, 2024	Interest Rate at December 31, 2025 (1)	Value of Underlying Collateral as of December 31, 2025
Credit facility	$—	$38,000	—	N/A	(2)
Morgan Stanley repurchase agreement	445,327	246,491	5.77%	594,140
Citibank repurchase agreement	102,960	—	5.35%	131,410
Note payable	79,995	119,707	4.95%	105,256
HSBC Loan	143,768	141,330	5.36%	191,690
Total	$772,050	$545,528		$1,022,496

(1)
The above rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of December 31, 2025.
(2)
The Credit Facility is secured by all collateral of the fund, which is defined as the unfunded commitments of the investors. See Credit Facility note below for further details.

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

As of December 31, 2025 and 2024, borrowings under the State Street Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR (plus the applicable spread) for the applicable Interest Period; and (ii) with respect to reference rate loans, the Prime rate in effect from day to day plus the applicable spread.

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

As of December 31, 2025 and December 31, 2024, the Company had $0 million and $38 million, respectively outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

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

Morgan Stanley Repurchase Agreement

On April 27, 2022, AB CRE PDF Member I LLC ("PDF Member I") entered into a $150 million master repurchase and securities contract agreement (the “Morgan Stanley Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Morgan Stanley Repurchase Agreement, PDF Member I is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The initial expiration date of the Morgan Stanley Repurchase Agreement was April 27, 2025.

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

On July 28, 2025, the Company entered into an amendment (the "Fourth Morgan Stanley Repurchase Agreement Amendment") to the Morgan Stanley Repurchase Agreement. The Fourth Morgan Stanley Repurchase Agreement increased the master repurchase facility size from $350,000,000 to $400,000,000.

On September 17, 2025, the Company entered into an amendment (the "Fifth Morgan Stanley Repurchase Agreement Amendment") to the Morgan Stanley Repurchase Agreement. The Fifth Morgan Stanley Repurchase Agreement increased the master repurchase facility size from $400,000,000 to $500,000,000, with an option to increase the maximum facility amount to $550,000,000. The expiration date of the Morgan Stanley Repurchase Agreement was extended to April 27, 2027.

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

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. (“Citibank”). The Note has a maximum commitment of $125.6 million and is scheduled to mature within one hundred fifty (150) days after the maturity date of the underlying collateral of August 9, 2026, or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, Citibank, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). The maturity of the Note was automatically extended to January 6, 2027 in accordance with the Loan and Security Agreement based on the loan extension of underlying Loan 9. Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%. The Note is collateralized by Loan 9, see footnote 4.

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

The HSBC Lenders have made the HSBC TNVA1 Loan in the aggregate principal amount of $86.1 million, which is included in Notes Payable in the accompanying consolidated balance sheet. The HSBC TNVA1 Loan generally bears interest at a rate per annum equal to the greater of (i) Term SOFR plus a margin of 1.61%, with a 0.0% floor on Term SOFR and (ii) 5.25%. The HSBC TNVA1 Loan is secured by a first priority security interest in certain collaterally assigned loans.

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

On December 1, 2025, TNVA1 entered into an amendment (the “Second Amendment”) to the HSBC Loan and Security Agreement. The Second Amendment, among other changes, (i) extends the initial maturity date of borrowings under the HSBC Loan and Security Agreement to November 9, 2027 and (ii) provides for an additional loan under the HSBC Loan and Security Agreement of $55,462,500.00 (the “Additional Loan”), increasing the aggregate total borrowings under the HSBC Loan and Security Agreement to $147,712,500.00 (the “HSBC TNVA1 Loan”). The Additional Loan bears interest at Term SOFR plus a margin of 1.80%, and it is secured by a first priority security interest in a mortgage loan of the Fund that was collaterally assigned to the Lenders in connection with the Amendment. The Amendment also introduced new customary covenants and events of default with respect to the Additional Loan. In connection with the Amendment, the Fund reinstated and modified its obligations to guarantee the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 25% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $36,928,125.00.

As of December 31, 2025, the Fund had $143,767,500 outstanding on the HSBC Loan. As of December 31, 2024, the Fund had $141,329,841 outstanding on the HSBC Loan.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity (in ‘000s):

Year ending December 31,	Borrowing by Maturity
2026	$—
2027	772,050
2028	—
2029	—
2030	—

Total	$772,050

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

For the years ended December 31, 2025 and December 31, 2024, the Company incurred Management Fees of $5.2 million and $4.5 million, respectively, of which the Investment Manager waived $0.0 million and $0.0 million, respectively. As of December 31, 2025 and December 31, 2024 the Management Fees payable amounted to $2.8 million and $2.5 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.

Other Related Party Transactions

As disclosed in Note 6, the Company holds interests in AB CRED II, AB CRED III and Horton Plaza, affiliated entities of the Company and unconsolidated joint ventures.

During the year ended December 31, 2022, the Company purchased Loan 6 and Loan 7 from a related party. Loan 6 remained outstanding as of December 31, 2025. Loan 7 was foreclosed during the year ended December 31, 2025, at which point the Company obtained an equity ownership interest in the underlying asset and began accounting for the investment under the equity method.

Incentive Fee

Pursuant to the Management Agreement at the end of each calendar quarter, the Investment Manager is entitled to receive an incentive fee (the “Incentive Fee”) equal to the difference between (x) the product of (A) 15% and (B) the difference between (1) Core Earnings (as defined below) of the Company for the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable), and (2) the product of (I) the weighted average of the Company’s NAV of the three previous calendar quarters (or such lesser number of completed calendar quarters, if applicable) and the Company’s NAV as of the beginning of the then current calendar quarter, and (II) 6% per annum, and (y) the sum of the Incentive Fee previously paid to the Investment Manager with respect to the first three calendar quarters of the most recent 12 month period (or such lesser number of completed calendar quarters, if applicable); provided, that no Incentive Fee is payable to the Investment Manager with respect to any calendar quarter unless the Core Earnings for the twelve (12) most recently completed calendar quarters or such lesser number of completed calendar quarters following the date of the Initial Closing Date is greater than zero. The Incentive Fee is prorated for partial periods, to the extent necessary, based on the number of days elapsed or remaining in such periods as the case may be. Unless otherwise determined by the Investment Manager, the Company’s NAV at the beginning of a calendar quarter for purposes of this Incentive Fee calculation shall be equal to the Company’s NAV as of the end of the previous calendar quarter as increased by capital contributions and decreased by repurchases.

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

For the years ended December 31, 2025 and 2024, the Company incurred Incentive Fees of $0.7 million and $2.6 million, respectively of which the Investment Manager waived $0 and $0, respectively. As of December 31, 2025 and December 31, 2024 the Incentive Fees payable amounted to $0.1 million and $1.2 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.

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

For the years ended December 31, 2025 and December 31, 2024, the Company incurred reimbursement costs of $1.1 million and $1.1 million, respectively and are included in administration and custodian fees in the accompanying consolidated statements of income. As of December 31, 2025 and December 31, 2024 the Company owes the Investment Manager reimbursement costs in the amount of $0.5 million and $1.1 million, respectively and are included in related party payables and accrued expenses in the accompanying consolidated balance sheets.

Expense Limitation

Pursuant to an Expense Limitation Agreement, as amended on June 20, 2022, the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap was maintained until the third anniversary of the Initial Closing, which is November 5, 2024. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be charged to the Company during the three year period that the Expense Cap is in place, provided that no such payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, reserves for and costs associated with determining current expected credit losses, loan servicing fees and expenses and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operating of the Portfolio Investments are not included as Company Expenses for purposes of calculating the expense cap.

For the year ended December 31, 2025, the Expense Cap was no longer in place. For the year ended December 31, 2024, the Company incurred expenses in excess of the Expense Cap totaling $0.2 million. As of December 31, 2025 and December 31, 2024, the Company owes $0 million and $0.2 million, respectively, to the Investment Manager and is included in the consolidated balance sheets in the accompanying financial statements.

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

11. Member’s Capital

The following table sets forth the dividends declared and their related tax characterization for the fiscal tax years ended December 31, 2025 and December 31, 2024:

Fiscal Tax Year	Distributions Declared	Return of Capital	Dividends
Year Ended December 31, 2025	100.00%	0.00	100.00%
Year Ended December 31, 2024	100.00%	0.00	100.00%

12. Commitments and Contingencies

Commitments

The Company may enter into commitments to fund investments. As of December 31, 2025 and December 31, 2024, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of December 31, 2025 (in ‘000s):

Investment	Expiration Date	Unfunded Commitment
Loan 1	1/10/2026	$—
Loan 5	8/5/2026	—
Loan 6	7/5/2026	—
Loan 8	3/10/2026	242
Loan 9	8/9/2026	—
Loan 12	5/10/2027	—
Loan 14	7/10/2027	—
Loan 15	1/9/2027	52
Loan 16	3/9/2027	2,654
Loan 17	3/9/2027	10,742
Loan 18	4/9/2028	4,392
Loan 19	6/9/2028	14,133
Loan 20	7/9/2027	3,000
Loan 21	12/1/2028	—
Loan 22	8/9/2028	—
Loan 23	10/9/2028	13,105
Loan 24	11/9/2027	2,366
Total		$50,686

As of December 31, 2025, the Company is subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.

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

13. Economic Dependency

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

14. Subsequent Events

Subsequent events after the balance sheet date have been evaluated through the date the consolidated financial statements were issued. Other than the items discussed below, there were no subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements.

Origination of mortgage loan receivables

In February 2026, one loan was closed totaling $178.0 million of commitment.

First Citibank Repurchase Agreement Amendment

On February 26, 2026, AB CRE PDF Lending C LLC (“PDF Lending C”) entered into that certain first amendment to fee letter (“the First Amendment to Fee Letter”). The First Amendment to Fee Letter increased the master repurchase facility amount from $250,000,000 to $258,220,000.