Form 10-Q
period 2026-03-31
AB Commercial Real Estate Private Debt Fund, LLC
filed 2026-05-14
CIK 1876255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56320

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC

(Exact name of registrant as specified in its charter)

Delaware	87-1137341
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 14, 2026 the registrant had 49,794,360.06 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC FORM

10-Q FOR THE QUARTER ENDED MARCH 31, 2026

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Balance Sheets (in ‘000s except Common Units) (Unaudited)

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Assets
Loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	$1,300,208	$1,107,555
Allowance for credit losses	(5,502)	(4,439)
Commercial debt securities, at fair value (cost of $17,700 and $7,700, respectively)	17,692	7,716
Equity method investments	43,704	45,486
Cash and cash equivalents	6,669	21,324
Accrued interest receivable	5,217	4,840
Other assets	50	65
Deferred financing costs, net	1,286	1,950
Total assets	$1,369,324	$1,184,497
Liabilities and Members’ Capital
Liabilities
Credit facility	$90,000	$—
Repurchase agreement	630,539	548,288
Notes payable	223,762	223,762
Liability for securities purchased	10,000	—
Distribution payable	6,841	4,760
Redemption payable	3,701	1,882
Related party payables and accrued expenses (see Note 9)	947	615
Incentive fee payable (see Note 9)	189	101
Management fee payable (see Note 9)	4,221	2,794
Accounts payable and accrued expenses	4,144	3,379
Other liabilities	610	528
Total Liabilities	$974,954	$786,109
Members’ capital
Common units (42,213,046 and 42,420,090 units issued and outstanding at March 31, 2026 and December 31, 2025, respectively)	$409,992	$411,932
Distributions in excess of earnings	(15,622)	(13,544)
Total members’ capital	394,370	398,388
Total liabilities and members’ capital	$1,369,324	$1,184,497

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Income (in ‘000s except Common Units) (Unaudited)

	For the Three months Ended March 31,
	2026	2025
Net interest income
Interest income net of amortization/accretion	$20,939	$17,015
Interest expense	(12,155)	(9,784)
Net interest income	8,784	7,231
Provision for credit losses	(1,063)	(15)
Net interest income after provision for credit losses	7,721	7,216
Operating Expenses:
Management fees	1,427	1,221
Incentive fees	88	170
Professional fees	452	302
Administration and custodian fees	546	443
Other expenses	12	10
Total operating expenses	2,525	2,146
Other Income:
(Loss) income from equity method investments	(717)	(681)
Other income (loss)	308	681
Total Other (Loss) Income	(409)	—
Net realized and unrealized gain (loss):
Unrealized loss from commercial debt security	(24)	—
Net realized and unrealized gain (loss):	(24)	—
Net Income	$4,763	$5,070
Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	$0.11	$0.14
Weighted average units outstanding	42,482,482	36,398,943

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Changes in Members’ Capital (in ‘000s except Common Units) (Unaudited)

	Common Units
	Units	Paid in Capital	Distributions in Excess of Earnings	Total Members Capital
Members’ capital at December 31, 2025	42,420,090	$411,932	$(13,544)	$398,388
Issuance of common units	187,180	1,761	—	1,761
Redemption of common units	(394,224)	(3,701)	—	(3,701)
Net Income	—	—	4,763	4,763
Distributions declared	—	—	(6,841)	(6,841)
Members' capital at March 31, 2026	42,213,046	$409,992	$(15,622)	$394,370

	Common Units
	Units	Paid in Capital	Distributions in Excess of Earnings	Total Members Capital
Members’ capital at December 31, 2024	36,290,817	$354,488	$(10,377)	$344,111
Issuance of common units	324,379	3,078	—	3,078
Redemption of common units	(310,499)	(2,917)	—	(2,917)
Net Income	—	—	5,070	5,070
Distributions declared	—	—	(8,010)	(8,010)
Members' capital at March 31, 2025	36,304,697	$354,649	$(13,317)	$341,332

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Cash Flows (in ‘000s) (Unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flows from operating activities
Net income (loss)	$4,763	$5,070
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(1,057)	(675)
Loss (income) from equity method investments	717	681
Distributions of earnings from equity method investments	—	489
Amortization of deferred financing costs	714	425
Provision for credit losses	1,063	15
Unrealized (gain) loss on commercial debt securities	24	—
Increase or decrease in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(377)	1,380
Decrease (increase) in other assets	15	(17)
Increase (decrease) in management fees payable	1,427	(15)
Increase in accounts payable and accrued expenses	765	789
Increase (decrease) in related party payables and accrued expenses	332	(1,079)
Increase in reimbursement payable	—	307
Increase (decrease) in incentive fees payable	88	(477)
Increase (decrease) in other liabilities	82	(185)
Net cash provided by operating activities	8,556	6,708
Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(222,270)	(202,072)
Origination and other fees received on loans receivable	2,769	—
Subsequent draws on mortgage loan receivables	(1,563)	(3,907)
Repayment of mortgage loan receivables	29,467	126,156
Distributions from equity method investments in excess of earnings	1,065	1,747
Net cash (used in) investing activities	(190,532)	(78,076)

The accompanying notes are an integral part of these consolidated financial statements.

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash flows from financing activities
Issuance of common units	1,761	3,078
Redemption of common units	(1,882)	—
Distributions paid	(4,760)	(8,269)
Decrease in redemption payable	—	(4,094)
Credit facility borrowings	205,000	203,700
Credit facility paydowns	(115,000)	(108,700)
Repurchase agreement borrowings	105,816	41,300
Repurchase agreement paydowns	(23,564)	(447)
Notes payable paydowns	—	(55,250)
Deferred financing costs paid	(50)	(63)
Net cash provided by financing activities	167,321	71,255
Net increase in cash and cash equivalents	(14,655)	(113)
Cash and cash equivalents, beginning of period	21,324	10,913
Cash and cash equivalents, end of period	$6,669	$10,800
Supplemental financing activities
Cash paid during the period for interest	$11,671	$9,128
Supplemental disclosure of noncash investing activities:
Liability for securities purchased	$10,000	$—
Supplemental disclosure of noncash financing activities:
Redemptions payable	$3,701	$2,917
Distributions declared	$6,841	$—
Dividends reinvested	$1,770	$—

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Notes to the Unaudited Consolidated Financial Statements

March 31, 2026

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

The Company will generally consolidate entities (i) it controls through either majority ownership or voting rights or (ii) management determines that the Company is the primary beneficiary of entities deemed to be variable interest entities (“VIEs”). Accordingly, the Company consolidated the results of its subsidiaries (AB CRE PDF Member I LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement, AB CRE PDF Athena LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement, AB CRE PDF Lending C LLC, a wholly-owned subsidiary formed to hold assets and be the borrower under the Company’s repurchase agreement and AB CRE PDF TNVA1 LLC, a wholly owned entity formed to hold assets and be the borrower under the Company’s repurchase agreement—see Note 9) in its consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Commercial debt securities

Investments in commercial debt securities are recorded in accordance with ASC 320-10, “Investments – Debt and Equity Securities”. The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its commercial debt securities portfolio. These securities are recorded at fair value on the consolidated balance sheets and the periodic change in fair value is recorded in current period earnings on the consolidated statement of income as a component of “Net unrealized gain/(loss).” Purchases and sales of commercial debt securities are recorded on the trade date. The Company accrues interest income in commercial debt securities using the effective interest method.

Mortgage Loan Receivables Held for Investment

Loans for which the Company has the intention and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, allowance for credit losses, and premiums or discounts. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the effective interest method, adjusted for actual prepayments. Upon the decision to sell such loans, the Company will transfer the loan from mortgage loan receivables held for investment to mortgage loan receivables held for sale at the lower of carrying value or fair value on the consolidated balance sheets.

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

The allowance for credit losses was $5.5 million and $4.4 million at March 31, 2026 and December 31, 2025, respectively, and is included in the accompanying consolidated balance sheets. During the three months ended March 31, 2026 and March 31, 2025, this allowance was impacted by an increase of $1.1 million and $15 thousand, respectively, in allowance for credit losses as reflected in the accompanying consolidated statements of income.

The following table presents the provision for loan losses roll forward for the three Months Ended March 31, 2026 and March 31, 2025.

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Beginning Balance	$4,439	$6,127
Provision for loan losses	1,063	15
Charge-offs	—	—
Ending Balance	$5,502	$6,142

Non-accrual loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The Company has no non-accrual loans as of March 31, 2026, and one non-accrual loan as of March 31, 2025, which the Company believed was not determined to be impaired as of March 31, 2025.

Valuation of Financial Instruments

The Company discloses (see Note 7) the value of its financial instruments at fair value in accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure (“ASC Topic 820”) issued by the Financial Accounting Standards Board (the “FASB”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The Company’s investments are expected to mostly be considered Level 3 assets under ASC Topic 820 because the investments will generally not have identical assets or liabilities with quoted prices in active markets and will generally not have all significant inputs observable. Estimates of fair value for the Commercial Debt Securities are measured using observable, quoted market prices, in inactive markets, or Level 2 inputs.

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

Deferred Financing Costs

Deferred financing costs include capitalized expenses related to the closing of the debt obligations. Amortization of deferred financing costs is computed on the straight-line basis over the contractual term for both the Credit Facility, Repurchase Agreement and Notes Payable. The amortization of such costs is included in interest expense in the consolidated statements of income, with any unamortized amounts included in deferred financing costs on the consolidated balance sheets.

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

Segment Reporting

The Company represents a single operating segment originating and acquiring commercial mortgage loans and related investments. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s Chief Executive Officer and Chief Financial Officer are collectively the CODM. The CODM monitors the operating results of the Company as a whole and the pre-determined Company’s long term investment strategy, which is executed by the Company’s management group. The qualitative and quantitative information contained within the consolidated financial statements is used by the CODM to assess the segments' performance versus the Company’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated balance sheets and segment expenses are listed on the consolidated statements of income. The accounting policies of the Company segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net income, which is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The significant segment expenses are those that are reported on the income statement. For the three months ended March 31, 2026, there were no commercial real estate loan borrowers who individually accounted for more than 10% of our consolidated gross income.

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

In August 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-05, “Business Combinations - Joint Venture Formations.” This ASU addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements . The ASU is effective for all joint venture formations with a formation date on or after January 1, 2025. The Company has adopted ASU 2023-05 prospectively and the ASU did not have a material impact on the Company's consolidated financial statements.

3.
Capital Commitments

The following information sets forth the capital commitments of the Company as of March 31, 2026 and December 31, 2025 (in '000s):

	As of March 31, 2026	As of December 31, 2025
Capital Commitments	$783,454	$787,833
Capital Funded(1)	377,887	381,142
Unfunded Capital Commitments	$405,567	$406,691

(1) Excludes cumulative amounts reinvested totaling $33.8 million and $32.1 million as of March 31, 2026 and December 31, 2025, respectively.

For the periods ended March 31, 2026 and December 31, 2025 the Company received a request to redeem 394,224 and 1,421,318 common units, respectively.

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

4.
Loan Receivables Held for Investment

During the three-month period ended March 31, 2026, Loan 1 was repaid at par and Loans 25 and 26 were originated. The following table summarizes the Company’s investments in loan receivables held for investment as of March 31, 2026 (in ‘000s):

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at March 31, 2026	Interest rate at March 31, 2026(1)	Maturity Date	Payment Terms
Loan 5	Loan origination	Office	7/14/2022	$55,935	$55,935	SOFR + 4.25%	$55,935	7.92%	8/5/2026	Interest only
Loan 6	Purchase	Hospitality	7/7/2022	$27,748	$27,748	SOFR + 4.75%	$27,748	8.42%	7/5/2026	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	$35,366	$35,366	SOFR + 3.50%	$35,282	7.17%	3/10/2027	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	$105,256	$105,256	SOFR + 2.25%	$105,256	5.92%	8/9/2026	Interest only
Loan 12	Loan origination	Hospitality	5/7/2024	$30,000	$30,000	SOFR + 4.00%	$29,880	7.67%	5/10/2027	Interest only
Loan 14	Loan origination	Multifamily	6/11/2024	$100,000	$100,000	SOFR + 3.75%	$99,583	7.42%	7/10/2027	Interest only
Loan 15	Loan origination	Office	12/17/2024	$58,773	$58,721	SOFR + 4.50%	$58,482	8.17%	1/9/2027	Interest only
Loan 16	Loan origination	Multifamily	2/11/2025	$65,155	$62,737	SOFR + 2.35%	$62,410	6.02%	3/9/2027	Interest only
Loan 17	Loan origination	Multifamily	2/11/2025	$79,650	$69,527	SOFR + 2.45%	$69,127	6.12%	3/9/2027	Interest only
Loan 18	Loan origination	Multifamily	3/26/2025	$81,900	$77,846	SOFR + 2.35%	$77,275	6.02%	4/9/2028	Interest only
Loan 19	Loan origination	Office	6/5/2025	$49,300	$35,167	SOFR + 4.15%	$34,808	7.82%	6/9/2028	Interest only
Loan 20	Loan origination	Industrial	6/30/2025	$123,000	$120,371	SOFR + 2.10%	$119,579	5.77%	7/9/2027	Interest only
Loan 21	Loan origination	Hospitality	7/21/2025	$26,562	$26,562	9.35%	$26,351	9.35%	12/1/2028	Interest only
Loan 22	Loan origination	Multifamily	7/31/2025	$112,000	$112,000	SOFR + 2.40%	$111,127	6.07%	8/9/2028	Interest only
Loan 23	Loan origination	Office	9/26/2025	$110,500	$97,395	SOFR + 2.85%	$96,476	6.52%	10/9/2028	Interest only
Loan 24	Loan origination	Office	10/17/2025	$74,056	$71,690	SOFR + 3.15%	$71,163	6.82%	11/9/2027	Interest only
Loan 25	Loan origination	Office	2/5/2026	$177,970	$132,270	SOFR + 2.95%	$130,621	6.62%	2/9/2028	Interest only
Loan 26	Loan origination	Hospitality	3/26/2026	$90,000	$90,000	SOFR + 3.50%	$89,105	7.18%	4/9/2029	Interest only
Total				$1,403,171	$1,308,591		$1,300,208

(1)
The loan receivables held for investment are floating rate and fixed rate loans. The floating rate loans are presented with the contractual rate based on SOFR or the applicable SOFR floor plus the applicable spread as of March 31, 2026.

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

5.
Commercial Debt Securities

As of March 31, 2026 and December 31, 2025 the Company has Commercial Debt Securities with carrying amounts of $17.7 million and $7.7 million, respectively. As of March 31, 2026 the cost related to the Commercial Debt Securities is $17.7 million and the unrealized loss is $24 thousand. The weighted average life of the securities as of March 31, 2026 is 3.43 years. The weighted average interest rate of the securities is 7.06% as of March 31, 2026 (in ‘000s).

Year ending December 31,	Investment by Maturity
2026	-
2027	7,672
2028	-
2029	-
2030	-
2031	10,020
Total	$17,692

6. Equity Method Investments

As of March 31, 2026, the Company held 7.12% , 6.98% and 6.33% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”), AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”) and Horton Plaza JV LLC ("Horton Plaza"), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.3 million, $21.3 million and $19.1 million, respectively. As of December 31, 2025, the carrying value was $3.4 million, $23.0 million and $19.2 million, respectively. The Company reported its share of the net asset value of AB CRED II, AB CRED III and Horton Plaza in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.

At acquisition of the equity investments in AB CRED II and AB CRED III, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimated life of the investments or recognized when a loan is repaid. There were no basis differences of the Company’s equity investments during the three months ended March 31, 2026 and March 31, 2025. As of March 31, 2026 and March 31, 2025, no unamortized basis difference remains on the equity method investments.

During the three months ended March 31, 2026 and March 31, 2025 the Company did not record impairment of the equity method investments.

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

The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary (in ‘000s):

	Carrying Value		Maximum Exposure to Loss
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Unconsolidated JV Equity	$43,704	$45,486	$43,704	$45,486
Total assets in unconsolidated VIEs	$43,704	$45,486	$43,704	$45,486

7. Fair Value of Financial Instruments

Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.

The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of March 31, 2026, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$1,300,208	$—	$—	$1,306,813	$1,306,813
Total Assets	$1,300,208	$—	$—	$1,306,813	$1,306,813
Liabilities
Credit facility	$90,000	$—	$—	$90,000	$90,000
Morgan Stanley repurchase agreement	421,763	—	—	420,845	420,845
Citibank repurchase agreement	208,776	—	—	208,776	208,776
Note payable	79,995	—	—	79,902	79,902
HSBC Loan	143,767	—	—	143,825	143,825
Total Liabilities	$944,301	$—	$—	$943,348	$943,348

Commercial debt securities are measured at fair value. The following table presents the carrying value and fair value of the Company’s commercial debt securities as of March 31, 2026, and the level within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Commercial debt securities	$17,692		$17,692	$—	$17,692
Total	$17,692	$—	$17,692	$—	$17,692

The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of March 31, 2026, are the discount margins and range from 2.05% to 9.13%.

The discounted cash flow method was used in calculating the fair values of the Company’s liabilities as of March 31, 2026. The significant unobservable inputs as of March 31, 2026, are the discount margins and range from 1.35% to 2.25%.

The following table presents the carrying value and fair value of the Company’s financial instruments as of December 31, 2025, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$1,107,555	$—	$—	$1,112,840	$1,112,840
Total Assets	$1,107,555	$—	$—	$1,112,840	$1,112,840
Liabilities
Credit facility	$—	$—	$—	$—	$—
Morgan Stanley repurchase agreement	$445,327	$—	$—	$444,004	$444,004
Citibank repurchase agreement	102,960	—	—	102,960	102,960
Note payable	79,995	—	—	79,790	79,790
HSBC Loan	143,768	—	—	143,768	143,768
Total Liabilities	$772,050	$—	$—	$770,522	$770,522

Commercial debt securities are measured at fair value. The following table presents the carrying value and fair value of the Company’s commercial debt securities as of December 31, 2025, and the level within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Commercial debt securities	$7,716		$7,716	$—	$7,716
Total	$7,716	$—	$7,716	$—	$7,716

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

8. Debt Obligations

Summarized Debt Obligations

The following table summarizes the Company’s debt obligations and the loan receivable balances designated pledged as collateral (in '000s):

Debt Obligation	Outstanding Balance as of March 31, 2026	Outstanding Balance as of December 31, 2025	Interest Rate at March 31, 2026 (1)	Value of Underlying Collateral as of March 31, 2026
Credit facility	$90,000	$—	5.93%	N/A	(2)
Morgan Stanley repurchase agreement	421,763	445,327	5.69%	565,010
Citibank repurchase agreement	208,776	102,960	5.32%	264,534
Note payable	79,995	79,995	4.87%	105,256
HSBC Loan	143,767	143,768	5.28%	192,061
Total	$944,301	$772,050		$1,126,861

(1)
The above rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of March 31, 2026.
(2)
The Credit Facility is secured by all collateral of the Company, which is defined as the unfunded commitments of the investors. See Credit Facility note below for further details.

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

As of March 31, 2026 and 2025, borrowings under the State Street Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR (plus the applicable spread) for the applicable Interest Period; and (ii) with respect to reference rate loans, the Prime rate in effect from day to day plus the applicable spread.

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

As of March 31, 2026, the Company had $90 million outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

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

On April 9, 2025, the Company entered into an amendment (the "Third Morgan Stanley Repurchase Agreement Amendment") to the Morgan Stanley Repurchase Agreement. The Third Morgan Stanley Repurchase Agreement Amendment increased the Maximum Facility Amount from $300,000,000 to $350,000,000.

On July 28, 2025, the Company entered into an amendment (the "Fourth Morgan Stanley Repurchase Agreement Amendment") to the Morgan Stanley Repurchase Agreement. The Fourth Morgan Stanley Repurchase Agreement Amendment increased the Maximum Facility Amount from $350,000,000 to $400,000,000.

On September 17, 2025, the Company entered into an amendment (the "Fifth Morgan Stanley Repurchase Agreement Amendment") to the Morgan Stanley Repurchase Agreement. The Fifth Morgan Stanley Repurchase Agreement Amendment increased the Maximum Facility Amount from $400,000,000 to $500,000,000, with an option to increase the Maximum Facility Amount to $550,000,000. The expiration date of the Morgan Stanley Repurchase Agreement was extended to April 27, 2027.

Under the Morgan Stanley Repurchase Agreement, the proceeds received by PDF Member I for each Purchased Asset is equal to the product of (a) the outstanding principal balance of such Purchased Asset, multiplied by (b) the applicable Purchase Percentage. Upon repurchase of the Purchased Asset by PDF Member I, the Repurchase Price for such Purchased Asset shall equal the sum of the Purchase Price of such Purchased Asset and the accrued and unpaid Price Differential with respect to such Purchased Asset as of the date of such determination, minus all Income and other cash actually received by Buyers in respect of such Purchased Asset and applied towards the Repurchase Price and/or Price Differential pursuant to the Morgan Stanley Repurchase Agreement. For borrowings under the Morgan Stanley Repurchase Agreement the advance rate and spread are determined based on the individual loan.

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

On February 26, 2026, AB CRE PDF Lending C LLC (“PDF”), a wholly-owned subsidiary of AB Commercial Real Estate Private Debt Fund, LLC (the “Company”), entered into an amendment (the “Amendment”) to the fee letter (as amended, the “Fee Letter”), by and between PDF, as the seller, the Company, as the guarantor, and Citibank, N.A., as the buyer. The Amendment increased the master repurchase facility amount from $250,000,000 to $258,220,000.

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

As of March 31, 2026, the Fund had $143,767,500 outstanding on the HSBC Loan.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity (in ‘000s):

Year ending December 31,	Borrowing by Maturity
2026	$90,000
2027	645,525
2028	208,776
2029	—
2030	—

Total	$944,301

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

For the three months ended March 31, 2026 and 2025, the Company incurred Management Fees of $1.4 million and $1.2 million, respectively, of which the Investment Manager waived $0.0 million and $0.0 million, respectively. As of March 31, 2026 and December 31, 2025 the Management Fees payable amounted to $4.2 million and $2.8 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.

Other Related Party Transactions

As disclosed in Note 6, the Company holds interests in AB CRED II, AB CRED III and Horton Plaza, affiliated entities of the Company and unconsolidated joint ventures.

During the year ended December 31, 2022, the Company purchased Loan 6 and Loan 7 from a related party. Loan 6 remains outstanding as of March 31, 2026. Loan 7 was foreclosed during the year ended December 31, 2025, at which point the Company obtained an equity ownership interest in the underlying asset and began accounting for the investment under the equity method.

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

For the three months ended March 31, 2026 and 2025, the Company incurred Incentive Fees of $0.1 million and $0.2 million, respectively of which the Investment Manager waived $1.8 thousand and $0, respectively. As of March 31, 2026 and December 31, 2025 the Incentive Fees payable amounted to $0.2 million and $0.1 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.

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

For the three months ended March 31, 2026 and December 31, 2025, the Company incurred reimbursement costs of $0.3 million and $0.3 million, respectively and are included in administration and custodian fees in the accompanying consolidated statements of income. As of March 31, 2026 and December 31, 2025 the Company owes the Investment Manager reimbursement costs in the amount of $0 million and $0.5 million, respectively and are included in related party payables and accrued expenses in the accompanying consolidated balance sheets.

Expense Limitation

Pursuant to an Expense Limitation Agreement, as amended on June 20, 2022, the Investment Manager may determine to cap Organizational Expenses and Company Expenses in the aggregate that are borne by the Company to the extent necessary to prevent Organizational Expenses and Company Expenses, on an annualized basis, from exceeding a percentage determined by the Investment Manager in its discretion. This cap was maintained until the third anniversary of the Initial Closing, which is November 5, 2024. Pursuant to the cap, any fees waived and expenses borne by the Investment Manager may be charged to the Company during the three year period that the Expense Cap is in place, provided that no such payment will be made that would cause the Company’s expenses to exceed the same cap. Extraordinary expenses (including, but not limited to, litigation expenses, indemnification expenses, lender liability expenses and other expenses not incurred in the ordinary course of the Company’s business), the Management Fee, the Incentive Fee, interest expenses, financing costs and expenses, reserves for and costs associated with determining current expected credit losses, loan servicing fees and expenses and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operating of the Portfolio Investments are not included as Company Expenses for purposes of calculating the expense cap. For the three months ended March 31, 2026, the Expense Cap was no longer in place.

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

11. Member’s Capital

The following table sets forth the dividends declared and their related tax characterization for the fiscal tax years ended March 31, 2026 and 2025:

Fiscal Tax Year	Distributions Declared	Return of Capital	Dividends
Three Months Ended March 31, 2026	100.00%	0.00	100.00%
Three Months Ended March 31, 2025	100.00%	0.00	100.00%

12. Commitments and Contingencies

Commitments

The Company may enter into commitments to fund investments. As of March 31, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of March 31, 2026 (in ‘000s):

Investment	Expiration Date	Unfunded Commitment
Loan 5	8/5/2026	$—
Loan 6	7/5/2026	—
Loan 8	3/10/2027	—
Loan 9	8/9/2026	—
Loan 12	5/10/2027	—
Loan 14	7/10/2027	—
Loan 15	1/9/2027	52
Loan 16	3/9/2027	2,418
Loan 17	3/9/2027	10,123
Loan 18	4/9/2028	4,054
Loan 19	6/9/2028	14,133
Loan 20	7/9/2027	2,629
Loan 21	12/1/2028	—
Loan 22	8/9/2028	—
Loan 23	10/9/2028	13,105
Loan 24	11/9/2027	2,366
Loan 25	2/9/2028	45,700
Loan 26	4/9/2029	—
Total		$94,580

As of March 31, 2026, the Company is subject to an unfunded commitment amount of $45.9 million from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.

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

On April 1, 2026, AB CRE PDF Lending C LLC (“PDF Lending C”), entered into an amendment to its Master Repurchase Agreement with Citibank, N.A., pursuant to which the stated termination date was extended from April 1, 2027 to April 1, 2028.

On April 1, 2026, PDF Lending C entered into an amendment to its fee letter with Citibank, N.A., pursuant to which the facility amount was increased from $258.2 million to $500.0 million.

On May 6, 2026, the Company became party to that certain Master Repurchase Agreement, dated September 29, 2015 (the “2015 MS Repurchase Agreement”) by and between Morgan Stanley Bank N.A. (“Morgan Stanley Bank”) and the counterparties thereto, pursuant to that Second Amendment to the 2015 MS Repurchase Agreement, executed May 6, 2026 and dated May 1, 2026 (the “Second MS MRA Amendment”). The 2015 MS Repurchase Agreement had been amended prior to the Second MS MRA Amendment by that certain First Amendment to the Master Repurchase Agreement, dated June 1, 2021 (the “First MS MRA Amendment”). The 2015 MS Repurchase Agreement as amended by the First MS MRA Amendment and the Second MS MRA Amendment is referred to herein as the “2015 Repurchase Agreement.” Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the 2015 Repurchase Agreement.

Pursuant to the 2015 Repurchase Agreement, from time to time, the Company (as Seller) may enter into transactions with Morgan Stanley Bank (as Buyer) in which the Company sells securities or other assets to Morgan Stanley Bank against the payment of funds, with a simultaneous agreement by Morgan Stanley Bank to transfer such securities or other assets back to the Company at a date certain or on demand, against the transfer of funds by the Company (each, a “Repurchase Transaction”).

Under the 2015 Repurchase Agreement, the purchase price to be paid by Morgan Stanley Bank to the Company shall be an amount to be agreed upon for each Repurchase Transaction. The Repurchase Price for each Repurchase Transaction shall equal the sum of (i) the applicable purchase price for such Repurchase Transaction, plus (ii) the accrued and unpaid Purchase Price Differential applicable to the Repurchase Transaction (calculated as (a) a per annum rate equal to Term SOFR on a 360-day per year basis for the actual number of days during the period commencing on the purchase date of the Repurchase Transaction and ending on the repurchase date applicable thereto, plus (b) an additional margin rate to be agreed upon for such Repurchase Transaction), plus or minus (iii) any amounts paid by Morgan Stanley or the Company to one another in connection with a Margin Call exercised in connection with such Transaction. There is no set maturity date under the 2015 Repurchase Agreement, and the 2015 Repurchase Agreement may be terminated upon written notice delivered by either party.

Among other things, the First MS MRA Amendment adjusted the base rate applicable to the Purchase Price Differential from LIBOR to an alternative reference rate (SOFR) and established mandatory passthrough of income derived from the assets underlying Repurchase Transactions under the 2015 Repurchase Agreement. The Second MS MRA Amendment, among other things, added the Company as a party to the 2015 Repurchase Agreement and set the minimum trigger amount for a Margin Call to $250,000.

The 2015 Repurchase Agreement contains representations, warranties, covenants, events of default and indemnities that are customary for an agreement of its type. The foregoing description is only a summary of the material terms of the 2015 Repurchase Agreement and is qualified in its entirety by reference to a copy of the agreements forming the 2015 Repurchase Agreement which are filed as Exhibits 10.1, 10.2 and 10.3 to that certain Current Report on Form 8-K filed on May 12, 2026 and incorporated by reference herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•
the effect of legal, tax and regulatory changes; and
•
the other risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Item 1A. Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These forward-looking statements apply only as of the date of this Quarterly Report. Moreover, we assume no duty and do not undertake to update the forward-looking statements.

The following analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and the related notes thereto contained elsewhere in this Quarterly Report.

Overview

We are a Delaware limited liability company formed on June 1, 2021 to operate as a private investment fund generally for qualified US investors. We have elected and intend to qualify annually to be taxed as a REIT under the Code. Our Board was appointed to serve the Company. However, pursuant to the Management Agreement between us and the Investment Manager, the Board delegated to the Investment Manager all rights, power, authority, discretion, duties and responsibilities in respect of the Company, including without limitation, responsibility for the investment activities of the Company and the day-to-day management and administration of the Company. The Board remains responsible for overseeing the performance of the Investment Manager. The investment management services provided by the Investment Manager are in accordance with our investment objectives and policies, subject to oversight by the Board. To achieve certain tax, regulatory and/or administrative efficiencies, we may invest through or otherwise utilize one or more Subsidiaries that are managed and/or sponsored by the Investment Manager or its affiliates. The discussion in this Quarterly Report relating to investments made by us or other actions may relate to such investments or other actions made by a Subsidiary, as applicable. Our investment objective is to generate attractive risk-adjusted returns through a diversified portfolio of commercial real estate-related investments that are predominantly credit investments secured by commercial real estate located in the United States, principally through investments made pursuant to the investment program described herein.

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

Investors will be required to purchase Units each time we provide notice of a capital call, which will be delivered at least five (5) business days prior to the date on which a capital call is due, in an aggregate amount not to exceed their respective Capital Commitments. All capital calls will generally be made pro rata in accordance with the investors’ Capital Commitments.

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

NAV Per Unit
December 31, 2025	$9.3917
March 31, 2026	$9.3424

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

Portfolio Summary

As of March 31, 2026, the Company had outstanding investments in 18 loan receivables with a combined loan balance of $1,309 million, investments in five CMBS with a fair value of $17.7 million, along with investments in three unconsolidated equity investments for a carrying value of $43.7 million. These loans receivables had a weighted average interest rate of 6.74% and weighted average remaining term of 1.55 years. These CMBS had a weighted average interest rate of 7.06% and weighted average remaining term of 3.43 years.

Portfolio Investment Activity

During the three months ended March 31, 2026, the Company had one loan payoff and originated two loans.

Loan 1 was paid off at par during the period.

Loans 25 and 26 were originated, and are described in greater detail under "Portfolio Information."

Commercial debt securities 4 and 5 were acquired, and are described in greater detail under "Portfolio Information."

Portfolio Information

The table below sets forth select information about the loans in the Company’s portfolio as of March 31, 2026 (in 000’s):

Investment	Balance	Interest Rate at March 31, 2026	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 5	$55,935	7.92%	8/5/2026	First Lien	Office	Texas
Loan 6	$27,748	8.42%	7/5/2026	First Lien	Hospitality	California
Loan 8	$35,366	7.17%	3/10/2027	First Lien	Industrial	Georgia
Loan 9	$105,256	5.92%	8/9/2026	First Lien	Student Housing	Various
Loan 12	$30,000	7.67%	5/10/2027	First Lien	Hospitality	New York
Loan 14	$100,000	7.42%	7/10/2027	First Lien	Multifamily	Virginia
Loan 15	$58,721	8.17%	1/9/2027	First Lien	Office	California
Loan 16	$62,737	6.02%	3/9/2027	First Lien	Multifamily	Texas
Loan 17	$69,527	6.12%	3/9/2027	First Lien	Multifamily	Colorado
Loan 18	$77,846	6.02%	4/9/2028	First Lien	Multifamily	New York
Loan 19	$35,167	7.82%	6/9/2028	First Lien	Office	District of Columbia
Loan 20	$120,371	5.77%	7/9/2027	First Lien	Industrial	New York
Loan 21	$26,562	9.35%	12/1/2028	Subordinated	Hospitality	Tennessee
Loan 22	$112,000	6.07%	8/9/2028	First Lien	Multifamily	Texas
Loan 23	$97,395	6.52%	10/9/2028	First Lien	Office	Texas
Loan 24	$71,690	6.82%	11/9/2027	First Lien	Office	Tennessee
Loan 25	$132,270	6.62%	2/9/2028	First Lien	Office	North Carolina
Loan 26	$90,000	7.18%	4/9/2029	First Lien	Hospitality	Tennessee

As of March 31, 2026 the Company had made investments in commercial debt securities. The table below sets forth select information about these assets in the Company’s portfolio as of March 31, 2026:

Investment (in thousands)	Balance	Interest Rate at March 31, 2026	Maturity Date	Loan Structure	Property Type	Geographic Location
Commercial debt security 1	$5,000	6.67%	6/9/2027	Bond	Office	New York
Commercial debt security 2	$1,200	6.27%	10/15/2027	Bond	Hospitality	Various
Commercial debt security 3	$1,500	6.42%	12/15/2027	Bond	Data Center	Various
Commercial debt security 4	$5,000	6.96%	4/11/2031	Bond	Office	New York
Commercial debt security 5	$5,000	7.92%	4/11/2031	Bond	Office	New York

As of March 31, 2026, the concentration of loans and commercial debt securities by property type, geographic location, and origination loan to value ("LTV") are as follows:

Property type	% of Loan Balance	Geographic Location	% of Loan Balance	LTV	% of Loan Balance
Office	35.15%	Texas	24.74%	<50%	2.26%
Multifamily	31.83%	New York	18.43%	50-60%	17.48%
Hotel	13.23%	Tennessee	14.19%	60-70%	41.44%
Industrial	11.74%	North Carolina	9.97%	70%+	38.82%
Student Housing	7.94%	Virginia	7.54%	Total	100%
Data Center	0.11%	California	6.92%
Total	100%	Colorado	6.70%
		Georgia	3.62%
		District of Columbia	2.65%
		Oregon	1.45%
		Other	3.80%
		Total	100.00%

As of March 31, 2026, the Company held 7.12% , 6.98% and 6.33% interests in AB Commercial Real Estate Debt
Fund, SICAV-SIF (“AB CRED II”), AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”) and
Horton Plaza JV LLC ("Horton Plaza"), respectively, entities managed by affiliates of the Investment Manager and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.3 million,
$21.3 million and $19.1 million, respectively.

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

The allowance for credit losses was $5.5 million and $4.4 million at March 31, 2026 and December 31, 2025, respectively, and is included in the accompanying consolidated balance sheets. During the three months ended March 31, 2026 and March 31, 2025, this allowance was impacted by an increase of $1.1 million and $15 thousand, respectively, in allowance for credit losses as reflected in the accompanying consolidated statements of income.

Non-accrual loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The Company has no non-accrual loans as of March 31, 2026.

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

Results of Operations

The following table presents the results of our operations for the three months ended March 31, 2026 and 2025, respectively (in 000’s):

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net interest income (loss)
Interest income net of amortization/accretion	$20,939	$17,015
Interest expense	(12,155)	(9,784)
Net interest income	8,784	7,231
Provision for credit losses	(1,063)	(15)
Net interest income (loss) after provision for credit losses	7,721	7,216
Operating expenses
Management fees	1,427	1,221
Incentive fees	88	170
Professional fees	452	302
Administration and custodian fees	546	443
Other expenses	12	10
Total operating expenses	2,525	2,146
Other income
(Loss) income from equity method investments	(717)	(681)
Other income (loss)	308	681
Total other income	(409)	—
Net realized and unrealized gain (loss):
Unrealized loss from commercial debt security	(24)	—
Net realized and unrealized gain (loss):	(24)	—
Net income	$4,763	$5,070
Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.11	0.14
Weighted average units outstanding	42,482,482	36,398,943

Net Interest (Loss) Income

For the three months ended March 31, 2026, the Company’s net interest income was $8.8 million compared to $7.2 million for the three months ended March 31, 2025. The increase period over period was primarily due to the increase in interest income of $3.9 million due to an increased weighted average loan balance for the three months ended March 31, 2026. The increased interest income was partially offset by an increase in interest expense due to an increased weighted average portfolio financing for the three months ended March 31, 2026. The change in provision for credit losses increases period over period was primarily due to increased origination activity for the three months ended March 31, 2026. The income for the period was positive as interest expense and the provision for credit losses did not exceed interest income net of amortization/accretion.

Operating Expenses

Total operating expenses increased by $0.4 million during the three months ended March 31, 2026, as compared to the corresponding period for the previous fiscal year. This increase was primarily due to small increases in management, professional and administration and custodian fees.

Total Other Income

Total other income decreased by $0.4 million during the three months ended March 31, 2026, as compared to the corresponding period for the previous fiscal year. The decrease was primarily driven by increased loss from equity method investments and decreased other income.

Cash Flows Provided by Operating Activities

For the three months ended March 31, 2026, cash flows provided by operating activities were $8.5 million, primarily driven by net income.

Cash Flows Used by Investing Activities

For the three months ended March 31, 2026, cash flows used by investing activities were $190.4 million, primarily driven by expenditures to originate and purchase new loans.

Cash Flows Provided by Financing Activities

For three months ended March 31, 2026, cash flows provided by financing activities were $167.3 million, primarily driven by the issuance of Units, and repurchase agreement net borrowings.

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

Cash and cash equivalents as of March 31, 2026, taken together with the Company’s uncalled Capital Commitments of $405.6 million and the potential for additional borrowings under the Credit Facility, is expected to be sufficient for the Company’s investing activities, payment of distributions and to conduct the Company’s operations for at least the next twelve months.

Capital Commitments

The Company entered into separate subscription agreements with a number of investors for the Private Offering. Each investor will make a capital commitment (a “Capital Commitment”) to purchase Units pursuant to a subscription agreement (a “Subscription Agreement”). We refer to the initial date on which Capital Commitments were first accepted by or on behalf of the Company from Members as the “Initial Closing,” and each such date on which Capital Commitments are accepted as a “closing.” Thereafter, subsequent closings for additional Capital Commitments from new and existing Members may generally be held as of the end of the calendar quarter, subject to our discretion to hold closings at any other time. As of March 31, 2026, the Company received capital commitments of $783.5 million, of which $405.6 million remained unfunded. During the year ended December 31, 2025 the Company received a request to redeem 1,421,318 common units.

For further details, see “Note 3. Capital Commitments,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of March 31, 2026, refer to Note 12 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

State Street Credit Facility

On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders. The maximum principal amount

(the “Maximum Commitment”) of the Credit Facility was initially $65 million. The Maximum Commitment may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the State Street Credit Agreement. As of March 31, 2026, the Maximum Commitment was $140 million.

As of March 31, 2026, borrowings under the State Street Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR plus the applicable spread for the applicable Interest Period; and (ii) with respect to reference rate loans, the Prime rate in effect from day to day plus the applicable spread.

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

As of March 31, 2026, the Company had $90 million outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

For further details, see “Note 8. Debt Obligations,” to the Company’s financial statements.

Morgan Stanley Repurchase Agreement

On April 27, 2022, AB CRE PDF Member I LLC entered into a $150 million master repurchase and securities contract agreement (the “Morgan Stanley Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. Pursuant to the Morgan Stanley Repurchase Agreement, AB CRE PDF Member I LLC is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The initial expiration date of the Morgan Stanley Repurchase Agreement was April 27, 2025.

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

On April 9, 2025, the Company entered into an amendment (the “Third Morgan Stanley Repurchase Agreement Amendment”) to the Morgan Stanley Repurchase Agreement. The Third Morgan Stanley Repurchase Agreement Amendment increased the Maximum Facility Amount from $300,000,000 to $350,000,000.

On July 28, 2025, the Company entered into an amendment (the “Fourth Morgan Stanley Repurchase Agreement Amendment”) to the Morgan Stanley Repurchase Agreement. The Fourth Morgan Stanley Repurchase Agreement Amendment increased the Maximum Facility Amount from $350,000,000 to $400,000,000.

On September 17, 2025, the Company entered into an amendment (the “Fifth Morgan Stanley Repurchase Agreement Amendment”) to the Morgan Stanley Repurchase Agreement. The Fifth Morgan Stanley Repurchase Agreement Amendment (i) increased the Maximum Facility Amount from $400,000,000 to $500,000,000, with an option to increase the Maximum Facility Amount to $550,000,000 and (ii) extended the maturity date of the Morgan Stanley Repurchase Agreement to April 27, 2027.

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

On February 26, 2026, AB CRE PDF Lending C LLC (“PDF”), a wholly-owned subsidiary of AB Commercial Real Estate Private Debt Fund, LLC (the “Company”), entered into an amendment (the “Amendment”) to the fee letter (as amended, the “Fee Letter”), by and between PDF, as the seller, the Company, as the guarantor, and Citibank, N.A., as the buyer. The Amendment increased the master repurchase facility amount from $250,000,000 to $258,220,000.

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

As of March 31, 2026, the Fund had $143,767 outstanding on the HSBC Loan. For further details, see “Note 8. Debt Obligations,” to the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Assuming that the statement of assets and liabilities as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in 000’s).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(13.85)	$(28.33)	$14.48
Down 200 basis points	$(11.88)	$(18.89)	$7.00
Down 100 basis points	$(9.69)	$(9.44)	$(0.25)
Down 50 basis points	$(6.17)	$(4.72)	$(1.45)
Up 50 basis points	$6.45	$4.72	$1.73
Up 100 basis points	$12.90	$9.44	$3.45
Up 200 basis points	$25.79	$18.89	$6.91
Up 300 basis points	$38.69	$28.33	$10.36

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

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the three months ended March 31, 2026, there have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

For the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Exhibit No. Description and Method of Filing
10.1	First Amendment to Fee Letter, dated February 26, 2026, among AB CRE PDF Lending C LLC, as Seller, the Company as Guarantor, and Citibank, N.A as the Buyer.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCHS	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

Date: May 14, 2026

AB Commercial Real Estate Private Debt Fund, LLC
By:	/s/ Peter Gordon
Peter Gordon
Chief Executive Officer
(Principal Executive Officer)