Form 10-Q
period 2026-06-30
AB Commercial Real Estate Private Debt Fund, LLC
filed 2026-08-14
CIK 1876255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56320

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC

(Exact name of registrant as specified in its charter)

Delaware	87-1137341
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of August 14, 2026 the registrant had 56,362,293 units of limited liability company interests outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the date of this document.

AB COMMERCIAL REAL ESTATE PRIVATE DEBT FUND, LLC FORM

10-Q FOR THE QUARTER ENDED JUNE 30, 2026

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Balance Sheets (in ‘000s except Common Units) (Unaudited)

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Loan receivables held for investment, net, at amortized cost:
Mortgage loans receivable	$1,422,223	$1,107,555
Allowance for credit losses	(8,189)	(4,439)
Commercial debt securities, at fair value (cost of 17,656 and $7,700, respectively)	17,671	7,716
Equity method investments	43,639	45,486
Cash and cash equivalents	14,089	21,324
Accrued interest receivable	5,412	4,840
Other assets	79	65
Deferred financing costs, net	2,560	1,950
Total assets	$1,497,484	$1,184,497
Liabilities and Members’ Capital
Liabilities
Credit facility	$77,500	$—
Repurchase agreement	710,462	548,288
Notes payable	223,762	223,762
Distribution payable	8,138	4,760
Redemption payable	8,541	1,882
Related party payables and accrued expenses (see Note 9)	1,290	615
Incentive fee payable (see Note 9)	378	101
Management fee payable (see Note 9)	5,869	2,794
Accounts payable and accrued expenses	4,633	3,379
Other liabilities	1,079	528
Total Liabilities	$1,041,652	$786,109
Members’ capital
Common units (49,147,532 and 42,420,090 units issued and outstanding at June 30, 2026 and December 31, 2025, respectively)	$474,888	$411,932
Distributions in excess of earnings	(19,056)	(13,544)
Total members’ capital	455,832	398,388
Total liabilities and members’ capital	$1,497,484	$1,184,497

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Income (in ‘000s except Common Units) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net interest income
Interest income net of amortization/accretion	$24,486	$19,652	$45,425	$36,667
Interest expense	(14,031)	(10,668)	(26,186)	(20,452)
Net interest income	10,455	8,984	19,239	16,215
Provision for credit losses	(2,687)	(371)	(3,750)	(385)
Net interest income after provision for credit losses	7,768	8,613	15,489	15,830
Operating Expenses:
Management fees	1,648	1,203	3,075	2,424
Incentive fees	189	502	277	672
Professional fees	330	320	782	622
Administration and custodian fees	580	480	1,126	923
Other expenses	3	2	15	13
Total operating expenses	2,750	2,507	5,275	4,654
Other Income:
(Loss) income from equity method investments	(698)	(235)	(1,415)	(916)
Impairment of equity method investments	-	(507)	-	(507)
Other income (loss)	362	655	670	1,336
Total Other (Loss) Income	(336)	(87)	(745)	(87)
Net realized and unrealized gain (loss) on securities:
Unrealized gain (loss) from commercial debt securities	22	-	(2)	-
Net realized and unrealized gain (loss) on securities:	22	-	(2)	-
Net Income	4,704	6,019	9,467	11,089
Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.09	$0.17	0.20	$0.31
Weighted average units outstanding	49,980,026	36,516,880	46,251,965	36,458,237

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Changes in Members’ Capital (in ‘000s except Common Units) (Unaudited)

	Common Units
	Units	Paid in Capital	Distributions in Excess of Earnings	Total Members Capital
Members’ capital at December 31, 2025	42,420,090	$411,932	$(13,544)	$398,388
Issuance of common units	187,180	1,761	—	1,761
Redemption of common units	(394,224)	(3,701)	—	(3,701)
Net Income	—	—	4,763	4,763
Distributions declared	—	—	(6,841)	(6,841)
Members’ capital at March 31, 2026	42,213,046	409,992	(15,622)	$394,370
Issuance of common units	7,853,280	73,437	—	73,437
Redemption of common units	(918,794)	(8,541)	—	(8,541)
Net Income	—	—	4,704	4,704
Distributions declared	—	—	(8,138)	(8,138)
Members’ capital at June 30, 2026	49,147,532	474,888	(19,056)	$455,832

	Common Units
	Units	Paid in Capital	Distributions in Excess of Earnings	Total Members Capital
Members’ capital at December 31, 2024	36,290,817	$354,488	$(10,377)	$344,111
Issuance of common units	324,379	3,078	—	3,078
Redemption of common units	(310,499)	(2,917)	—	(2,917)
Net Income	—	—	5,070	5,070
Distributions declared	—	—	(8,010)	(8,010)
Members’ capital at March 31, 2025	36,304,697	$354,649	$(13,317)	$341,332
Issuance of common units	321,811	3,020	—	3,020
Redemption of common units	(384,370)	(3,608)	—	(3,608)
Net Income	—	—	6,019	6,019
Distributions declared	—	—	(7,832)	(7,832)
Members’ capital at June 30, 2025	36,242,138	$354,061	$(15,130)	$338,931

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Consolidated Statements of Cash Flows (in ‘000s) (Unaudited)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash flows from operating activities
Net income	$9,467	$11,089
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of net loan fees and discount/premiums on loans receivable	(2,785)	(1,887)
Loss (income) from equity method investments	1,415	916
Impairment of equity method investments	—	507
Distributions of earnings from equity method investments	—	718
Amortization of deferred financing costs	1,559	926
Provision for credit losses	3,750	385
Unrealized (gain) loss from commercial debt securities	2	—
Increase or decrease in operating assets and liabilities:
(Increase) decrease in accrued interest receivable	(572)	1,554
(Increase) decrease in other assets	(14)	(46)
Increase (decrease) in management fees payable	3,075	(42)
Increase in accounts payable and accrued expenses	1,254	822
Increase (decrease) in related party payables and accrued expenses	675	(493)
Decrease in reimbursement payable	—	(168)
Increase (decrease) in incentive fees payable	277	(479)
Increase (decrease) in other liabilities	551	313
Net cash provided by (used in) operating activities	18,654	14,115
Cash flows from investing activities
Origination and purchase of mortgage loan receivables	(462,872)	(355,516)
Origination and other fees received on loans receivables	5,063	—
Repayment of mortgage loan receivables	159,467	261,858
Subsequent draws on mortgage loan receivables	(13,541)	(6,333)
Origination of commercial debt securities	(10,000)	(5,006)
Repayments of commercial debt securities	44	—
Contributions to equity method investments	(617)	—
Distributions from equity method investments in excess of earnings	1,048	1,747
Net cash provided by (used in) investing activities	(321,408)	(103,250)

The accompanying notes are an integral part of these consolidated financial statements.

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash flows from financing activities
Issuance of common units	75,198	6,098
Capital received in advance	—	50,804
Redemption of common units	(5,583)	(7,011)
Distributions paid	(11,601)	(16,279)
Credit facility borrowings	367,500	332,200
Credit facility paydowns	(290,000)	(250,200)
Repurchase agreement borrowings	275,162	204,771
Repurchase agreement paydowns	(112,988)	(70,491)
Notes payable paydowns	—	(55,250)
Deferred financing costs paid	(2,169)	(1,645)
Net cash provided by (used in) financing activities	295,519	192,997
Net decrease in cash and cash equivalents	(7,235)	103,862
Cash and cash equivalents, beginning of period	21,324	10,913
Cash and cash equivalents, end of period	$14,089	$114,775
Supplemental financing activities
Cash paid during the period for interest	$24,987	$19,577
Supplemental disclosure of noncash financing activities:
Redemptions payable	$8,541	$3,608
Distributions declared	$8,138	$—
Dividends reinvested	$4,312	$—

The accompanying notes are an integral part of these consolidated financial statements.

AB Commercial Real Estate Private Debt Fund, LLC

Notes to the Unaudited Consolidated Financial Statements

June 30, 2026

1.
Organization and Business Purpose

AB Commercial Real Estate Private Debt Fund, LLC (the “Company”) is a Delaware limited liability company formed on June 1, 2021 (“Formation”). The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). The investment objective of the Company is to generate attractive risk-adjusted returns through investments primarily in loans secured by high quality commercial real estate properties located in the United States. The Company will seek to prioritize capital preservation and deliver predictable and durable income by investing primarily in directly originated first mortgage loans, senior and junior mezzanine loans, B-notes, second mortgages or other subordinated loans. To a lesser extent, the Company will invest in the following: legacy, new issue, and single-borrower commercial mortgage backed securities (“CMBS”); commercial real estate-related securities; performing, sub-performing and non-performing/distressed loans; and net leased assets. While the Company intends to focus mainly on loans directly secured by commercial real estate-related assets, it will also have the flexibility to invest in other types of debt investments, including unsecured debt of entities that directly or indirectly own real property or real estate-related debt, and may invest in commercial real estate-related preferred and common equity interests where doing so is in keeping with the investment objective.

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

Commercial Debt Securities

Investments in commercial debt securities are recorded in accordance with ASC 320-10, “Investments – Debt and Equity Securities”. The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its commercial debt securities portfolio. This election allows the Company to record changes in fair value in the consolidated statement of operations, which, in management’s view, more appropriately reflects the results of operations for the reporting period as all securities activities will be recorded in a similar manner. These securities are recorded at fair value on the consolidated balance sheets and the periodic change in fair value is recorded in current period earnings on the consolidated statement of income as a component of “Net unrealized gain/(loss).” Purchases and sales of commercial debt securities are recorded on the trade date. The Company accrues interest income in commercial debt securities using the effective interest method.

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

The allowance for credit losses was $8.2 million and $4.4 million at June 30, 2026 and December 31, 2025, respectively, and is included in the accompanying consolidated balance sheets. During the three months and six months ended June 30, 2026, this allowance was impacted by an increase of $2.7 million and $3.8 million, respectively, in allowance for credit losses as reflected in the accompanying consolidated statements of income. During the three months and six months ended June 30, 2025, this allowance was impacted by an increase of $370 thousand and $385 thousand, respectively, in allowance for credit losses as reflected in the accompanying consolidated statements of income.

The following table presents the provision for loan losses roll forward for the three months and six months ended June 30, 2026 and June 30, 2025.

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Beginning Balance	$5,502	$4,439	$6,142	$6,127
Provision for loan losses	2,687	3,750	370	385
Charge-offs	—	—	—	—
Ending Balance	$8,189	$8,189	$6,512	$6,512

Non-Accrual Loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The Company had one non-accrual loan outstanding as of June 30, 2026 and one non-accrual loan outstanding as of June 30, 2025.

The non-accrual loan outstanding as of June 30, 2026 was individually evaluated under the Company's CECL methodology and was determined to be impaired. Accordingly, the Company recorded an allowance for credit losses based on management's estimate of expected credit losses. The non-accrual loan outstanding as of June 30, 2025 was not determined to be impaired as of June 30, 2025.

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

Revenue Recognition

Interest income, adjusted for amortization of market premium and accretion of market discount, is recorded on an accrual basis to the extent amounts are expected to be collected. Original issue discount and market discount or premium are capitalized and are accreted or amortized into income over the life of the respective security using the effective interest method. Loan origination fees received in connection with the closing of investments are reported as unearned income which is included as amortized cost of the investment; the unearned income from such fees is accreted over the contractual life of the loan using the effective interest method up to the maturity date of the loan. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized market discounts are recorded as income.

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

As a REIT, the Company is generally not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to the Members. If the Company fails to qualify for taxation as a REIT in any taxable year, it may be subject to U.S. federal income taxes at the regular corporate rate and it may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, the Company may be subject to certain state and local taxes on our income and property, and to U.S. federal income and excise taxes on undistributed taxable income. Taxable income from non-REIT activities is taxable to the extent it is subject to U.S. federal, state, and local income taxes at the applicable rates.

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

Segment Reporting

The Company represents a single operating segment originating and acquiring commercial mortgage loans and related investments. An operating segment is defined in U.S. GAAP as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Company’s Chief Executive Officer and Chief

Financial Officer are collectively the CODM. The CODM monitors the operating results of the Company as a whole and the pre-determined Company’s long term investment strategy, which is executed by the Company’s management group. The qualitative and quantitative information contained within the consolidated financial statements is used by the CODM to assess the segments' performance versus the Company’s comparative benchmark and to make resource allocation decisions. Segment assets are reflected on the consolidated balance sheets and segment expenses are listed on the consolidated statements of income. The accounting policies of the Company segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment based on net income, which is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The significant segment expenses are those that are reported on the income statement. For the six months ended June 30, 2026, there were no commercial real estate loan borrowers who individually accounted for more than 10% of our consolidated gross income.

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

3.
Capital Commitments

The following information sets forth the capital commitments of the Company as of June 30, 2026 and December 31, 2025 (in '000s):

	As of June 30, 2026	As of December 31, 2025
Capital Commitments	$772,835	$787,833
Capital Funded(1)	440,947	381,142
Unfunded Capital Commitments	$331,888	$406,691

(1) Excludes cumulative amounts reinvested totaling $36.4 million and $32.1 million as of June 30, 2026 and December 31, 2025, respectively.

For the periods ended June 30, 2026 and December 31, 2025, the Company received a request to redeem 1,313,018 and 1,421,318 Units, respectively.

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

4.
Loan Receivables Held for Investment

During the three-month period ended June 30, 2026, Loans 12 and 14 were repaid at par and Loans 27, 28, 29 and 30 were originated. During the six-month period ended June 30, 2026, Loans 1, 12 and 14 were repaid at par and Loans 25, 26, 27, 28, 29 and 30 were originated. The following table summarizes the Company’s investments in loan receivables held for investment as of June 30, 2026 (in ‘000s):

Investment	Investment Type	Loan Type	Origination Date	Total Commitment	Loan Balance	Contractual Interest Rate	Carrying Value at June 30, 2026	Interest rate at June 30, 2026(1)	Maturity Date	Payment Terms
Loan 5	Loan origination	Office	7/14/2022	$55,935	$55,935	SOFR + 4.25%	$55,935	7.86%	8/5/2026	Interest only
Loan 6 (2)	Purchase	Hospitality	7/7/2022	$27,748	$27,748	SOFR + 4.75%	$27,748	8.37%	7/5/2026	Interest only
Loan 8	Loan origination	Industrial	3/10/2023	$35,366	$35,366	SOFR + 3.50%	$35,304	7.12%	3/10/2027	Interest only
Loan 9	Purchase	Student Housing	3/31/2023	$105,256	$105,256	SOFR + 2.25%	$105,256	5.88%	8/9/2026	Interest only
Loan 15	Loan origination	Office	12/17/2024	$58,773	$58,721	SOFR + 4.50%	$58,557	8.11%	1/9/2027	Interest only
Loan 16	Loan origination	Multifamily	2/11/2025	$65,155	$63,344	SOFR + 2.35%	$63,102	5.96%	3/9/2027	Interest only
Loan 17	Loan origination	Multifamily	2/11/2025	$79,650	$70,770	SOFR + 2.45%	$70,474	6.06%	3/9/2027	Interest only
Loan 18	Loan origination	Multifamily	3/26/2025	$81,900	$78,457	SOFR + 2.35%	$77,953	5.96%	4/9/2028	Interest only
Loan 19	Loan origination	Office	6/5/2025	$49,300	$35,986	SOFR + 4.15%	$35,668	7.76%	6/9/2028	Interest only
Loan 20	Loan origination	Industrial	6/30/2025	$123,000	$122,313	SOFR + 2.10%	$121,672	5.71%	7/9/2027	Interest only
Loan 21	Loan origination	Hospitality	7/21/2025	$26,562	$26,562	9.35%	$26,371	9.35%	12/1/2028	Interest only
Loan 22	Loan origination	Multifamily	7/31/2025	$112,000	$112,000	SOFR + 2.40%	$111,220	6.01%	8/9/2028	Interest only
Loan 23	Loan origination	Office	9/26/2025	$110,500	$97,468	SOFR + 2.85%	$96,640	6.46%	10/9/2028	Interest only
Loan 24	Loan origination	Office	10/17/2025	$74,056	$71,690	SOFR + 3.15%	$71,241	6.76%	11/9/2027	Interest only
Loan 25	Loan origination	Office	2/5/2026	$177,970	$138,951	SOFR + 2.95%	$137,522	6.56%	2/9/2028	Interest only
Loan 26	Loan origination	Hospitality	3/26/2026	$90,000	$90,000	SOFR + 3.50%	$89,179	7.11%	4/9/2029	Interest only
Loan 27	Loan origination	Multifamily	4/30/2026	$75,000	$75,000	SOFR + 2.15%	$74,443	5.76%	5/9/2029	Interest only
Loan 28	Loan origination	Multifamily	6/8/2026	$58,400	$58,400	SOFR + 2.40%	$57,834	6.01%	6/9/2028	Interest only
Loan 29	Loan origination	Industrial	6/9/2026	$45,000	$41,202	SOFR + 4.15%	$40,761	7.76%	6/9/2029	Interest only
Loan 30	Loan origination	Multifamily	6/26/2026	$66,000	$66,000	SOFR + 2.40%	$65,343	6.05%	7/9/2028	Interest only
Total				$1,517,571	$1,431,169		$1,422,223

(1)
The loan receivables held for investment are floating rate and fixed rate loans. The floating rate loans are presented with the contractual rate based on SOFR or the applicable SOFR floor plus the applicable spread as of June 30, 2026.
(2)
As of June 2026, the Company changed this loan to non-accrual status.

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

5.
Commercial Debt Securities

As of June 30, 2026 and December 31, 2025 the Company has commercial debt securities with carrying amounts of $17.7 million and $7.7 million, respectively. As of June 30, 2026 the cost related to the commercial debt securities is $17.7 million, with unrealized loss of $2 thousand. The weighted average life of the securities as of June 30, 2026 is 3.18 years. The weighted average interest rate of the securities is 7.04% as of June 30, 2026 (in ‘000s).

Year ending December 31,	Investment by Maturity
2026	$—
2027	7,663
2028	—
2029	—
2030	—
2031	10,008
Total	$17,671

As of June 30, 2026 the Company had made investments in commercial debt securities. The table below sets forth select information about these assets in the Company’s portfolio as of June 30, 2026:

Investment (in thousands)	Fair Value	Interest Rate at June 30, 2026	Maturity Date	Loan Structure	Property Type
Commercial debt security 1	$5,003	6.63%	6/9/2027	Bond	Office
Commercial debt security 2	$1,163	6.23%	10/15/2027	Bond	Hospitality
Commercial debt security 3	$1,497	6.38%	12/15/2027	Bond	Data Center
Commercial debt security 4	$4,999	6.96%	4/11/2031	Bond	Office
Commercial debt security 5	$5,009	7.92%	4/11/2031	Bond	Office

6. Equity Method Investments

As of June 30, 2026, the Company held 7.12% , 6.98% and 6.33% interests in AB Commercial Real Estate Debt Fund, SICAV-SIF (“AB CRED II”), AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”) and Horton Plaza JV LLC (“Horton Plaza”), respectively, entities managed by affiliates of the Investment Manager, and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.2 million, $20.9 million and $19.6 million, respectively. As of December 31, 2025, the carrying value was $3.4 million, $23.0 million and $19.2 million, respectively. The Company reported its share of the net asset value of AB CRED II, AB CRED III and Horton Plaza in its Consolidated Balance Sheets, presented as “Equity method investments”. The reporting period of the investments’ financial statements lags the Company’s financial reporting period, but such lag is never more than three months.

At acquisition of the equity investments in AB CRED II and AB CRED III, the Company allocated the basis difference to the mortgage loans held by the entities; the basis difference is amortized over the estimated life of the investments or recognized when a loan is repaid. There were no basis differences of the Company’s equity investments during the three and six months ended June 30, 2026 and June 30, 2025. As of June 30, 2026 and June 30, 2025, no unamortized basis difference remains on the equity method investments.

During the three and six months ended June 30, 2026 the Company did not record impairment of the equity method investments.

During the three and six months ended June 30, 2025 the Company recorded impairment of the equity method investments of $0.5 million and $0.5 million, respectively.

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

The table below reflects variable interests in identified VIEs for which the Company is not the primary beneficiary (in ‘000s):

	Carrying Value		Maximum Exposure to Loss
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Unconsolidated JV Equity	$43,639	$45,486	$43,639	$45,486
Total assets in unconsolidated VIEs	$43,639	$45,486	$43,639	$45,486

As disclosed in Note 12, as of June 30, 2026, the Company is subject to an unfunded commitment amount of $48.4 million from the underlying interest in the equity method investments that were determined to be unconsolidated VIEs

7. Fair Value of Financial Instruments

Fair value is based upon internal models, using market quotations, broker quotations, counterparty quotations or pricing services quotations, which provide valuation estimates based upon reasonable market order indications and are subject to significant variability based on market conditions, such as interest rates, credit spreads and market liquidity.

The following table presents the carrying value and fair value of the Company’s financial instruments disclosed, but not carried, at fair value as of June 30, 2026, and the level of each financial instrument within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Assets
Loan receivables held for investment	$1,422,223	$—	$—	$1,427,165	$1,427,165
Total Assets	$1,422,223	$—	$—	$1,427,165	$1,427,165
Liabilities
Credit facility	$77,500	$—	$—	$77,500	$77,500
Morgan Stanley repurchase agreement	365,073	—	—	364,824	364,824
Citibank repurchase agreement	345,389	—	—	345,389	345,389
Note payable	79,995	—	—	79,932	79,932
HSBC Loan	143,767	—	—	143,890	143,890
Total Liabilities	$1,011,724	$—	$—	$1,011,535	$1,011,535

Commercial debt securities are measured at fair value. The following table presents the carrying value and fair value of the Company’s commercial debt securities as of June 30, 2026, and the level within the fair value hierarchy (in ‘000s):

	Carrying Value	Level 1	Level 2	Level 3	Total
Commercial debt securities	$17,671		$17,671	$—	$17,671
Total	$17,671	$—	$17,671	$—	$17,671

The discounted cash flow method was used in calculating the fair values of the Company’s loan receivables held for investment. The significant unobservable inputs as of June 30, 2026, are the discount margins and range from 2.00% to 9.72%.

The discounted cash flow method was used in calculating the fair values of the Company’s liabilities as of June 30, 2026. The significant unobservable inputs as of June 30, 2026, are the discount margins and range from 1.35% to 2.25%.

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

8. Debt Obligations

Summarized Debt Obligations

The following table summarizes the Company’s debt obligations and the loan receivable balances designated pledged as collateral (in '000s):

Debt Obligation	Outstanding Balance as of June 30, 2026	Outstanding Balance as of December 31, 2025	Interest Rate at June 30, 2026 (1)	Value of Underlying Collateral as of June 30, 2026
Credit facility	$77,500	$—	5.89%	N/A	(2)
Morgan Stanley repurchase agreement	365,073	445,327	5.53%	506,897
Citibank repurchase agreement	345,389	102,960	5.24%	438,065
Note payable	79,995	79,995	4.83%	105,256
HSBC Loan	143,767	143,768	5.24%	194,003
Total	$1,011,724	$772,050		$1,244,221

(1)
The above rates are the weighted average interest rates of floating rate loans and are presented using SOFR or the Prime Rate or the applicable SOFR or Prime Rate floor plus the applicable spread as of June 30, 2026.
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

As of June 30, 2026 and 2025, borrowings under the State Street Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR (plus the applicable spread) for the applicable Interest Period; and (ii) with respect to reference rate loans, the Prime rate in effect from day to day plus the applicable spread.

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

As of June 30, 2026, the Company had $77.5 million outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

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

Morgan Stanley Repurchase Agreement

On April 27, 2022, AB CRE PDF Member I LLC (“PDF Member I”) entered into a $150 million master repurchase and securities contract agreement (the “Morgan Stanley Repurchase Agreement”), with an option to increase the maximum facility amount (the “Maximum Facility Amount”) to $250 million, with Morgan Stanley Mortgage Capital Holdings LLC (“Morgan Stanley”), as administrative agent for Morgan Stanley Bank, N.A. (“Morgan Stanley Bank”). Pursuant to the Morgan Stanley Repurchase Agreement, PDF Member I is permitted to sell, and later repurchase, eligible commercial mortgage loans collateralized by multifamily, office, retail, industrial, hospitality, self-storage or mixed-use properties or such other property types acceptable to Morgan Stanley. The initial expiration date of the Morgan Stanley Repurchase Agreement was April 27, 2025.

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

2015 Morgan Stanley Repurchase Agreement

On May 6, 2026, the Company became party to that certain Master Repurchase Agreement, dated September 29, 2015 (the “2015 MS Repurchase Agreement”) by and between Morgan Stanley Bank and the counterparties thereto, pursuant to that Second Amendment to the 2015 MS Repurchase Agreement, executed May 6, 2026 and dated May 1, 2026 (the “Second MS MRA Amendment”). The 2015 MS Repurchase Agreement had been amended prior to the Second MS MRA Amendment by that certain First Amendment to the Master Repurchase Agreement, dated June 1, 2021 (the “First MS MRA Amendment”). The 2015 MS Repurchase Agreement as amended by the First MS MRA Amendment and the Second MS MRA Amendment is referred to herein as the “2015 Repurchase Agreement.” Any capitalized terms used herein and not defined herein shall have the meanings ascribed to them in the 2015 Repurchase Agreement.

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

Under the 2015 Repurchase Agreement, the purchase price to be paid by Morgan Stanley Bank to the Company shall be an amount to be agreed upon for each Repurchase Transaction. The Repurchase Price for each Repurchase Transaction shall equal the sum of (i) the applicable purchase price for such Repurchase Transaction, plus (ii) the accrued and unpaid Purchase Price Differential applicable to the Repurchase Transaction (calculated as (a) a per annum rate equal to Term SOFR on a 360-day per year basis for the actual number of days during the period commencing on the purchase date of the Repurchase Transaction and ending on the repurchase date applicable thereto, plus (b) an additional margin rate to be agreed upon for such Repurchase Transaction), plus or minus (iii) any amounts paid by Morgan Stanley Bank or the Company to one another in connection with a Margin Call exercised in connection with such Transaction. There is no set maturity date under the 2015 Repurchase Agreement, and the 2015 Repurchase Agreement may be terminated upon written notice delivered by either party.

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

Note Payable

On March 31, 2023, AB CRE PDF Athena LLC, a wholly owned subsidiary of the Company, entered into a note-on-note financing (the “Note”) with Citibank, N.A. (“Citibank”). The Note has a maximum commitment of $125.6 million and is scheduled to mature within one hundred fifty (150) days after the maturity date of the underlying collateral of August 9, 2026, or as otherwise provided in the Loan and Security Agreement, by and among AB CRE PDF Athena LLC, as borrower, Citibank, as Class A Lender and the Company, as Subordinated Lender (the “Loan and Security Agreement”). The maturity of the Note was automatically extended to January 6, 2027 in accordance with the Loan and Security Agreement based on the loan extension of underlying Loan 9. Except as otherwise provided in the Loan and Security Agreement, borrowings under the Note bear interest at Term SOFR plus 1.20%. The Note is collateralized by Loan 9, see Note 4.

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

On February 26, 2026, PDF Lending C, entered into an amendment (the “Amendment”) to the fee letter (as amended, the “Fee Letter”), by and between PDF, as the seller, the Company, as the guarantor, and Citibank, N.A., as the buyer. The Amendment increased the master facility amount from $250,000,000 to $258,220,000.

On April 1, 2026, PDF Lending C entered into an amendment to the Citibank Repurchase Agreement extending the stated termination date under the Citibank Repurchase Agreement from April 1, 2027 to April 1, 2028.

On April 1, 2026, PDF Lending C entered into an amendment to the Fee Letter and increased the facility amount under the Fee Letter from $258,220,000 to $500,000,000.

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

On August 26, 2025, TNVA1 entered into an amendment (the “First Amendment”) to the HSBC Loan and Security Agreement. The First Amendment, among other changes, (i) extends the initial maturity date of borrowings under the HSBC Loan and Security Agreement to July 9, 2027 and (ii) provides for an additional loan under the HSBC Loan and Security Agreement of

$92,250,000 (the “Additional Loan”), increasing the aggregate total borrowings under the HSBC Loan and Security Agreement to $187,150,000. The Additional Loan bears interest at Term SOFR plus a margin of 1.50%, and it is secured by a first priority security interest in a mortgage loan of the Company that was collaterally assigned to the Lenders in connection with the Amendment. The Amendment also introduced new customary covenants and events of default with respect to the Additional Loan. In connection with the Amendment, the Company reinstated and modified its obligations to guarantee the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 25% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $46,787,500.00.

On December 1, 2025, TNVA1 entered into an amendment (the “Second Amendment”) to the HSBC Loan and Security Agreement. The Second Amendment, among other changes, (i) extends the initial maturity date of borrowings under the HSBC Loan and Security Agreement to November 9, 2027 and (ii) provides for an additional loan under the HSBC Loan and Security Agreement of $55,462,500.00 (the “Additional Loan”), increasing the aggregate total borrowings under the HSBC Loan and Security Agreement to $147,712,500.00 (the “HSBC TNVA1 Loan”). The Additional Loan bears interest at Term SOFR plus a margin of 1.80%, and it is secured by a first priority security interest in a mortgage loan of the Company that was collaterally assigned to the Lenders in connection with the Amendment. The Amendment also introduced new customary covenants and events of default with respect to the Additional Loan. In connection with the Amendment, the Company reinstated and modified its obligations to guarantee the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 25% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $36,928,125.00.

As of June 30, 2026, the Company had $143,767,500 outstanding on the HSBC Loan.

Combined Maturity of Debt Obligations

The following schedule reflects the Company’s contractual payments under all borrowings by maturity (in ‘000s):

Year ending December 31,	Borrowing by Maturity
2026	$77,500
2027	588,835
2028	345,389
2029	—
2030	—

Total	$1,011,724

9. Related Party Transactions

Management Fee

The Company has entered into an investment management agreement, as amended and restated on June 20, 2022, (as amended, the “Management Agreement”) with the Investment Manager. Pursuant to the Management Agreement the Company will pay the Investment Manager, on a quarterly basis, a management fee (the “Management Fee”) in respect of each Member, in arrears, equal to the Applicable Percentage (as defined below) of such Member multiplied by the sum of (i) the net asset value (“NAV”) of the Units and (ii) the product of (a) all unfunded commitment amounts under any investments (“Portfolio Investments”) with ongoing funding obligations (e.g., delayed-draw term loans) and (b) the Indebtedness Fraction (as defined below), each of (i) and (ii) as of the last day of each calendar quarter. The Management Fee shall not be charged with respect to any portion of the Company’s assets that are attributable to direct leverage. The “Indebtedness Fraction” means an amount equal to one minus a fraction, the numerator of which is the total outstanding portfolio level indebtedness of the Company, and the denominator of which is the principal amount of any Portfolio Investments held by the Company. The portfolio indebtedness used to calculate the ratio includes the debt obligations noted in the accompanying balance sheet. The Management Agreement clarifies that loan servicing fees and expenses, and other fees and expenses incurred in connection with the acquisition, disposition, ownership and operation of the Portfolio Investments (as defined therein) are not to be included as Company Expenses (as defined therein) for purposes of calculating the Organizational Expenses and Company Expenses limit.

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

For the three and six months ended June 30, 2026, the Company incurred Management Fees of $1.6 million and $3.1 million, respectively. For the three and six months ended June 30, 2025, the Company incurred Management Fees of $1.2 million and $2.4 million, respectively. As of June 30, 2026 and December 31, 2025 the Management Fees payable amounted to $5.9 million and $2.8 million, respectively and is included in the consolidated balance sheets in the accompanying financial statements.

Other Related Party Transactions

As disclosed in Note 6, the Company holds interests in AB CRED II, AB CRED III and Horton Plaza, affiliated entities of the Company and unconsolidated joint ventures.

During the year ended December 31, 2022, the Company purchased Loan 6 and Loan 7 from a related party. As of June 30, 2026, Loan 6 remains outstanding and the Company changed this loan to non-accrual status. Loan 7 was foreclosed during the year ended December 31, 2025, at which point the Company obtained an equity ownership interest in the underlying asset and began accounting for the investment under the equity method.

On March 26, 2026, Equitable Holdings, Inc. (“Equitable”), the indirect owner of the Investment Manager, entered into an Agreement and Plan of Merger with Corebridge Financial, Inc. to combine their businesses (the “Merger”). The closing of the Merger may constitute a change of control of the Investment Manager, which would result in the deemed assignment of the Management Agreement, requiring the consent of a Majority of the non-Affiliated Members (each as defined in the Company’s Second Amended and Restated Limited Liability Company Operating Agreement (the “Second A&R LLCA”)). The board of directors of the Company unanimously recommended that Members of the Company consent to the deemed assignment of the Management Agreement in connection with the Merger. The Company commenced a written consent solicitation and is seeking the consent of Members of the Company to the deemed assignment of the Management Agreement, with a consent deadline of August 27, 2026. The Management Agreement, as continued following the Merger, is identical in all material respects to the Management Agreement currently in effect.

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

For the three and six months ended June 30, 2026, the Company incurred Incentive Fees of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2025, the Company incurred Incentive Fees of $0.5 million and $0.7 million, respectively. As of June 30, 2026 and December 31, 2025 the Incentive Fees payable amounted to $0.4 million and $0.1 million, respectively and are included in the consolidated balance sheets in the accompanying financial statements.

Expense Reimbursement

Under the Management Agreement and the Second Amended and Restated Limited Liability Company Operating Agreement (the “Second A&R LLCA”), the Company is required to reimburse the Investment Manager for documented costs and expenses incurred by it on behalf of the Company, except those specifically required to be borne by the Investment Manager under the Management Agreement and the Second A&R LLCA. The Investment Manager is responsible for, and the Company does not reimburse the Investment Manager for, the expenses related to investment personnel of the Investment Manager who provide services to the Company. However, the Company does reimburse the Investment Manager for the Company’s allocable share of compensation paid to certain of the Investment Manager’s non-investment personnel, which compensation is allocated among the Company and other applicable clients of the Investment Manager on a basis that the Investment Manager believes in good faith to be fair and reasonable.

For the three and six months ended June 30, 2026, the Company incurred reimbursement costs of $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2025, the Company incurred reimbursement costs of $0.3 million and $0.5 million, respectively, and are included in administration and custodian fees in the accompanying consolidated statements of income. As of June 30, 2026 and December 31, 2025 the Company owes the Investment Manager reimbursement costs in the amount of $1.2 million and $0.5 million, respectively and are included in related party payables and accrued expenses in the accompanying consolidated balance sheets.

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

11. Members’ Capital

The following table sets forth the dividends declared and their related tax characterization for the fiscal tax years ended June 30, 2026 and 2025:

Fiscal Tax Year	Distributions Declared	Return of Capital	Dividends
Six Months Ended June 30, 2026	100.00%	0.00	100.00%
Six Months Ended June 30, 2025	100.00%	0.00	100.00%

12. Commitments and Contingencies

Commitments

The Company may enter into commitments to fund investments. As of June 30, 2026 and December 31, 2025, the Company believed that it had adequate financial resources to satisfy its unfunded commitments. The amounts associated with unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments and the associated amounts may expire without being drawn upon, the total commitment amount does not necessarily represent a future cash requirement. The Company had the following unfunded commitments by investment as of June 30, 2026 (in ‘000s):

Investment	Expiration Date	Unfunded Commitment
Loan 5	8/5/2026	$—
Loan 6	7/5/2026	—
Loan 8	3/10/2027	—
Loan 9	8/9/2026	—
Loan 15	1/9/2027	52
Loan 16	3/9/2027	1,811
Loan 17	3/9/2027	8,880
Loan 18	4/9/2028	3,443
Loan 19	6/9/2028	13,314
Loan 20	7/9/2027	687
Loan 21	12/1/2028	—
Loan 22	8/9/2028	—
Loan 23	10/9/2028	13,032
Loan 24	11/9/2027	2,366
Loan 25	2/9/2028	39,019
Loan 26	4/9/2029	—
Loan 27	5/9/2029	—
Loan 28	6/9/2028	—
Loan 29	6/9/2029	3,798
Loan 30	7/9/2028	—
Total		$86,402

As of June 30, 2026, the Company is subject to an unfunded commitment amount of $48.4 million from the underlying interest in the equity method investments. The Company does not expect these unfunded commitments to impact the Company’s overall liquidity or capital resources.

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

Loan 6 matured in July 2026 and has not been repaid.

Loan 5 matured in August 2026 and has not been repaid.

On July 16, 2026, AB CRE PDF Lending C LLC (“PDF”), a wholly-owned subsidiary of AB Commercial Real Estate Private Debt Fund, LLC (the “Company”), entered into the third amendment (the “Fee Letter Amendment”) to the fee letter (as amended, the “Fee Letter”), dated as of April 1, 2025, as amended by that certain First Amendment to Fee Letter, dated as of

February 26, 2026 and Second Amendment to Fee Letter, dated as of April 1, 2026, by and among PDF, as Seller, the Company, as Guarantor, and Citibank, as Buyer.

The Fee Letter Amendment increased the Facility Amount (as defined in the Fee Letter) under the Fee Letter from $500,000,000 to $750,000,000.

On July 23, 2026, AB CRE PDF TNVA1 LLC (“TNVA1”), a wholly owned subsidiary of AB Commercial Real Estate Private Debt Fund, LLC (the “Company”), entered into an amendment (the “Amendment”) to the Loan and Security Agreement (the “HSBC Loan and Security Agreement”) by and among TNVA1, as borrower, HSBC Bank USA, National Association (“HSBC”), as administrative agent for itself and the other lenders signatory thereto, and the lenders signatory thereto (the “Lenders”).

The Amendment, among other changes, (i) extends the initial maturity date of borrowings under the HSBC Loan and Security Agreement to June 9, 2028 and (ii) provides for an additional loan under the HSBC Loan and Security Agreement of $40,880,000.00 (the “Additional Loan”), increasing the aggregate total borrowings under the HSBC Loan and Security Agreement to $188,592,500.00 (the “HSBC TNVA1 Loan”). The Additional Loan bears interest at Term SOFR plus a margin of 1.25%, and it is secured by a first priority security interest in a mortgage loan of the Company that was collaterally assigned to the Lenders in connection with the Amendment. The Amendment also introduced new customary covenants and events of default with respect to the Additional Loan.

In connection with the Amendment, the Company reinstated and modified its obligations to guarantee the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 25% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $47,148,125.00.

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

Overview

We are a Delaware limited liability company formed on June 1, 2021. We have elected and intend to qualify annually to be taxed as a REIT under the Code. Our Board was appointed to serve the Company. However, pursuant to the Management Agreement between us and the Investment Manager, the Board delegated to the Investment Manager all rights, power, authority, discretion, duties and responsibilities in respect of the Company, including without limitation, responsibility for the investment activities of the Company and the day-to-day management and administration of the Company. The Board remains responsible for overseeing the performance of the Investment Manager. The investment management services provided by the Investment Manager are in accordance with our investment objectives and policies, subject to oversight by the Board. To achieve certain tax, regulatory and/or administrative efficiencies, we may invest through or otherwise utilize one or more Subsidiaries that are managed and/or sponsored by the Investment Manager or its affiliates. The discussion in this Quarterly Report relating to investments made by us or other actions may relate to such investments or other actions made by a Subsidiary, as applicable. Our investment objective is to generate attractive risk-adjusted returns through a diversified portfolio of commercial real estate-related investments that are predominantly credit investments secured by commercial real estate located in the United States, principally through investments made pursuant to the investment program described herein.

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

NAV Per Unit
December 31, 2025	$9.3917
June 30, 2026	$9.2752

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

Portfolio Summary

As of June 30, 2026, the Company had outstanding investments in 20 loan receivables with a combined loan balance of $1,431 million, investments in five CMBS with a fair value of $17.7 million, along with investments in three unconsolidated equity investments for a carrying value of $43.6 million. These loans receivables had a weighted average interest rate of 6.54% and weighted average remaining term of 1.52 years. These CMBS had a weighted average interest rate of 7.04% and weighted average remaining term of 3.18 years.

Portfolio Investment Activity

During the three months ended June 30, 2026, the Company had 2 loans pay off and originated 4 loans.

During the three months ended June 30, 2026, the Company changed Loan 6 to non-accrual status. The Company has written off accrued interest based upon management's view of collectability of interest contractually owed after that date.

Portfolio Information

The table below sets forth select information about the loans in the Company’s portfolio as of June 30, 2026 (in 000’s):

Investment	Balance	Interest Rate at June 30, 2026	Maturity Date	Loan Structure	Property Type	Geographic Location
Loan 5	$55,935	7.86%	8/5/2026	First Lien	Office	Texas
Loan 6	$27,748	8.37%	7/5/2026	First Lien	Hospitality	California
Loan 8	$35,366	7.12%	3/10/2027	First Lien	Industrial	Georgia
Loan 9	$105,256	5.88%	8/9/2026	First Lien	Student Housing	Various
Loan 15	$58,721	8.11%	1/9/2027	First Lien	Office	California
Loan 16	$63,344	5.96%	3/9/2027	First Lien	Multifamily	Texas
Loan 17	$70,770	6.06%	3/9/2027	First Lien	Multifamily	Colorado
Loan 18	$78,457	5.96%	4/9/2028	First Lien	Multifamily	New York
Loan 19	$35,986	7.76%	6/9/2028	First Lien	Office	District of Columbia
Loan 20	$122,313	5.71%	7/9/2027	First Lien	Industrial	New York
Loan 21	$26,562	9.35%	12/1/2028	Subordinated	Hospitality	Tennessee
Loan 22	$112,000	6.01%	8/9/2028	First Lien	Multifamily	Texas
Loan 23	$97,468	6.46%	10/9/2028	First Lien	Office	Texas
Loan 24	$71,690	6.76%	11/9/2027	First Lien	Office	Tennessee
Loan 25	$138,951	6.56%	2/9/2028	First Lien	Office	North Carolina
Loan 26	$90,000	7.11%	4/9/2029	First Lien	Hospitality	Tennessee
Loan 27	$75,000	5.76%	5/9/2029	First Lien	Multifamily	North Carolina
Loan 28	$58,400	6.01%	6/9/2028	First Lien	Multifamily	Texas
Loan 29	$41,202	7.76%	6/9/2029	First Lien	Industrial	New York
Loan 30	$66,000	6.05%	7/9/2028	First Lien	Multifamily	District of Columbia

As of June 30, 2026 the Company had made investments in commercial debt securities. The table below sets forth select information about these assets in the Company’s portfolio as of June 30, 2026:

Investment (in thousands)	Fair Value	Interest Rate at June 30, 2026	Maturity Date	Loan Structure	Property Type	Geographic Location
Commercial debt security 1	$5,003	6.63%	6/9/2027	Bond	Office	New York
Commercial debt security 2	$1,163	6.23%	10/15/2027	Bond	Hospitality	Various
Commercial debt security 3	$1,497	6.38%	12/15/2027	Bond	Data Center	Various
Commercial debt security 4	$4,999	6.96%	4/11/2031	Bond	Office	New York
Commercial debt security 5	$5,009	7.92%	4/11/2031	Bond	Office	New York

As of June 30, 2026, the concentration of loans and commercial debt securities by property type, geographic location, and origination loan to value (“LTV”) are as follows:

Property type	% of Loan Balance	Geographic Location	% of Loan Balance	LTV	% of Loan Balance
Multifamily	36.16%	Texas	26.72%	<50%	0.00%
Office	32.70%	New York	18.10%	50-60%	9.10%
Industrial	13.73%	North Carolina	14.77%	60-70%	51.16%
Hotel	10.04%	Tennessee	13.33%	70%+	39.74%
Student Housing	7.26%	District of Columbia	7.04%	Total	100%
Data Center	0.10%	California	6.52%
Total	100%	Colorado	4.88%
		Georgia	2.77%
		Florida	1.57%
		Michigan	0.95%
		Other	3.35%
		Total	100.00%

As of June 30, 2026, the Company held 7.12% , 6.98% and 6.33% interests in AB Commercial Real Estate Debt
Fund, SICAV-SIF (“AB CRED II”), AB Commercial Real Estate Debt Fund III, SICAV-SIF S.C.Sp. (“AB CRED III”) and
Horton Plaza JV LLC (“Horton Plaza”), respectively, entities managed by affiliates of the Investment Manager and unconsolidated joint ventures for which the Company is not the primary beneficiary, at their carrying values of $3.2 million,
$20.9 million and $19.6 million, respectively.

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

The allowance for credit losses was $8.2 million and $4.4 million at June 30, 2026 and December 31, 2025, respectively, and is included in the accompanying consolidated balance sheets. During the three months ended June 30, 2026 and June 30, 2025, this allowance was impacted by an increase of $2.7 million and $0.4 million, respectively, in allowance for credit losses as reflected in the accompanying consolidated statements of income. During the six months ended June 30, 2026 and June 30, 2025, this allowance was impacted by an increase of $3.8 million and $0.4 million, respectively, in allowance for credit losses as reflected in the accompanying consolidated statements of income.

Non-accrual loans

The Company designates non-accrual loans generally when (i) the principal or coupon interest components of loan payments become 90-days past due or (ii) in the opinion of the Company, it is doubtful the Company will be able to collect all amounts due according to the contractual terms of the loan. Interest income on non-accrual loans in which the Company reasonably expects a full recovery of the loan’s outstanding principal balance is recognized when received in cash. Otherwise, income recognition will be suspended and any cash received will be applied as a reduction to the amortized cost. A non-accrual loan is returned to accrual status at such time as the loan becomes contractually current and future principal and coupon interest are reasonably assured to be received in accordance with the contractual loan terms. A loan will be written off when management has determined it is no longer realizable and deemed non-recoverable. The Company has one non-accrual loan as of June 30, 2026.

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

As a REIT, we are generally not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to Members. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to U.S. federal income taxes at the regular corporate rate and we may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, we may be subject to certain state and local taxes on our income and property, and to U.S. federal income and excise taxes on undistributed taxable income. Taxable income from non-REIT activities is subject to U.S. federal, state, and local income taxes at the applicable rates.

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

Results of Operations

The following table presents the results of our operations for the three and six months ended June 30, 2026 and 2025, respectively (in 000’s):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net interest income
Interest income net of amortization/accretion	$24,486	$19,652	$45,425	$36,667
Interest expense	(14,031)	(10,668)	(26,186)	(20,452)
Net interest income	10,455	8,984	19,239	16,215
Provision for credit losses	(2,687)	(371)	(3,750)	(385)
Net interest income after provision for credit losses	7,768	8,613	15,489	15,830
Operating expenses
Management fees	1,648	1,203	3,075	2,424
Incentive fees	189	502	277	672
Professional fees	330	320	782	622
Administration and custodian fees	580	480	1,126	923
Other expenses	3	2	15	13
Total operating expenses	2,750	2,507	5,275	4,654
Other income
(Loss) income from equity method investments	(698)	(235)	(1,415)	(916)
Impairment of equity method investments	—	(507)	—	(507)
Other income (loss)	362	655	670	1,336
Total other (loss) income	(336)	(87)	(745)	(87)
Net realized and unrealized gain (loss):
Unrealized gain / (loss) from commercial debt securities	22	—	(2)	—
Net realized and unrealized gain (loss):	22	—	(2)	—
Net income	$4,704	$6,019	$9,467	$11,089
Net income per unit (basic and diluted)
Net income per unit (basic and diluted)	0.09	0.17	0.20	0.31
Weighted average units outstanding	49,980,026	36,516,880	46,251,965	36,458,237

Net Interest Income

For the three months ended June 30, 2026, the Company’s net interest income was $10.5 million compared to $9.0 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, the Company’s net interest income was $19.2 million compared to $16.2 million for the six months ended June 30, 2025. The increase period over period was primarily due to the increase in interest income of $4.8 million due to an increased weighted average loan balance for the three months ended June 30, 2026. The increased interest income was partially offset by an increase in interest expense of $3.4 million due to an increased weighted average portfolio financing for the three months ended June 30, 2026. The increase in provision for credit losses period over period was primarily due to the addition of an asset-specific reserve related to the impaired loan, isolated credit deterioration and the origination of four new loans during the three months ended June 30, 2026. The income for the period was positive as interest expense and the provision for credit losses did not exceed interest income net of amortization/accretion.

Operating Expenses

Total operating expenses increased by $0.2 million during the three months ended June 30, 2026, as compared to the corresponding period for the previous fiscal year. Total operating expenses increased by $0.6 million during the six months ended June 30, 2026, as compared to the corresponding period for the previous fiscal year. This increase was primarily due to small increases in management, professional and administration and custodian fees.

Total Other (Loss) Income

Total other income decreased by $0.2 million and $0.7 million during the three and six months ended June 30, 2026, compared to the corresponding period for the previous fiscal year. The decrease was primarily driven by decreased other income.

Cash Flows Provided by (Used in) Operating Activities

For the six months ended June 30, 2026, cash flows provided by operating activities were $18.6 million, primarily driven by net income and increases in provision for credit loss and management fee payable, partially offset by a decrease in accrued interest receivable.

Cash Flows Provided by (Used in) Investing Activities

For the six months ended June 30, 2026, cash flows used in investing activities were $321.4 million, primarily driven by expenditures to originate and purchase new loans.

Cash Flows Provided by (Used in) Financing Activities

For the six months ended June 30, 2026, cash flows provided by financing activities were $295.5 million, primarily driven by the issuance of Units, and repurchase agreement net borrowings.

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

Cash and cash equivalents as of June 30, 2026, taken together with the Company’s uncalled Capital Commitments of $331.9 million and the potential for additional borrowings under the Credit Facility, is expected to be sufficient for the Company’s investing activities, payment of distributions and to conduct the Company’s operations for at least the next twelve months.

Capital Commitments

The Company entered into separate subscription agreements with a number of investors for the Private Offering. Each investor will make a capital commitment (a “Capital Commitment”) to purchase Units pursuant to a subscription agreement (a “Subscription Agreement”). We refer to the initial date on which Capital Commitments were first accepted by or on behalf of the Company from Members as the “Initial Closing,” and each such date on which Capital Commitments are accepted as a “closing.” Thereafter, subsequent closings for additional Capital Commitments from new and existing Members may generally be held as of the end of the calendar quarter, subject to our discretion to hold closings at any other time. As of June 30, 2026, the Company received capital commitments of $772.8 million, of which $331.9 million remained unfunded. For the periods ended June 30, 2026 and December 31, 2025, the Company received a request to redeem 1,313,018 and 1,421,318 Units, respectively.

For further details, see “Note 3. Capital Commitments,” to the Company’s financial statements.

Off-Balance Sheet Arrangements

Our investments in debt primarily consist of real estate loans which have commitments outstanding on certain loans. For additional information on our commitments as of June 30, 2026, refer to Note 12 of the “Notes to Consolidated Financial Statements.” We do not expect these commitments, taken as a whole, to be significant to, or to have a material impact on, our overall liquidity or capital resources or our operations.

State Street Credit Facility

On December 14, 2021, the Company entered into the State Street Credit Agreement to establish the State Street Credit Facility with the State Street Credit Facility Administrative Bank and the State Street Credit Facility Lenders. The maximum principal amount (the “Maximum Commitment”) of the Credit Facility was initially $65 million. The Maximum Commitment may be increased from time to time upon request of the Company to an amount not exceeding $140 million, subject to certain terms and conditions as described in the State Street Credit Agreement. As of June 30, 2026, the Maximum Commitment was $140 million.

As of June 30, 2026, borrowings under the State Street Credit Facility bear interest, at the Company’s election at the time of drawdown, at a rate per annum equal to (i) with respect to SOFR Rate Loans, Adjusted SOFR plus the applicable spread for the applicable Interest Period; and (ii) with respect to reference rate loans, the Prime rate in effect from day to day plus the applicable spread.

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

As of June 30, 2026, the Company had $77.5 million outstanding on the State Street Credit Facility and the Company was in compliance with the terms of the State Street Credit Agreement. The Company intends to continue to utilize the State Street Credit Facility on a revolving basis to fund investments and for other general corporate purposes.

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

2015 Morgan Stanley Repurchase Agreement

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

On February 26, 2026, PDF Lending C, entered into an amendment (the “Amendment”) to the fee letter (as amended, the “Fee Letter”), by and between PDF Lending C, as the seller, the Company, as the guarantor, and Citibank, N.A., as the buyer. The Amendment increased the maximum facility amount from $250,000,000 to $258,220,000.

On April 1, 2026, PDF Lending C entered into an amendment to the Citibank Repurchase Agreement and extended the Stated Termination Date under the Citibank Repurchase Agreement from April 1, 2027 to April 1, 2028.

On April 1, 2026, PDF Lending C entered into an amendment to the Fee Letter and increased the Facility Amount under the Fee Letter from $258,220,000 to $500,000,000.

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

On August 26, 2025, TNVA1 entered into an amendment (the “First Amendment”) to the HSBC Loan and Security Agreement. The First Amendment, among other changes, (i) extends the initial maturity date of borrowings under the HSBC Loan and Security Agreement to July 9, 2027 and (ii) provides for an additional loan under the HSBC Loan and Security Agreement of $92,250,000 (the “Additional Loan”), increasing the aggregate total borrowings under the HSBC Loan and Security Agreement to $187,150,000. The Additional Loan bears interest at Term SOFR plus a margin of 1.50%, and it is secured by a first priority security interest in a mortgage loan of the Company that was collaterally assigned to the Lenders in connection with the Amendment. The Amendment also introduced new customary covenants and events of default with respect to the Additional Loan. In connection with the Amendment, the Company reinstated and modified its obligations to guarantee the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 25% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $46,787,500.

On December 1, 2025, TNVA1 entered into an amendment (the “Second Amendment”) to the HSBC Loan and Security Agreement. The Second Amendment, among other changes, (i) extends the initial maturity date of borrowings under the HSBC Loan and Security Agreement to November 9, 2027 and (ii) provides for an additional loan under the HSBC Loan and Security Agreement of $55,462,500.00 (the “Additional Loan”), increasing the aggregate total borrowings under the HSBC Loan and Security Agreement to $147,712,500.00 (the “HSBC TNVA1 Loan”). The Additional Loan bears interest at Term SOFR plus a margin of 1.80%, and it is secured by a first priority security interest in a mortgage loan of the Company that was collaterally assigned to the Lenders in connection with the Amendment. The Amendment also introduced new customary covenants and events of default with respect to the Additional Loan. In connection with the Amendment, the Company reinstated and modified its obligations to guarantee the payment of the HSBC TNVA1 Loan in an amount equal to the lesser of (i) 25% of the outstanding principal balance of the HSBC TNVA1 Loan and (ii) $36,928,125.

As of June 30, 2026, the Company had $143,767,500 outstanding on the HSBC Loan. For further details, see “Note 8. Debt Obligations,” to the Company’s financial statements.

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

Assuming that the statement of assets and liabilities as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates ($ in millions).

Change in Interest Rates	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Investment Income
Down 300 basis points	$(15.48)	$(30.35)	$14.87
Down 200 basis points	$(13.52)	$(20.23)	$6.72
Down 100 basis points	$(11.08)	$(10.12)	$(0.97)
Down 50 basis points	$(6.83)	$(5.06)	$(1.78)
Up 50 basis points	$7.06	$5.06	$2.00
Up 100 basis points	$14.12	$10.12	$4.01
Up 200 basis points	$28.25	$20.23	$8.01
Up 300 basis points	$42.37	$30.35	$12.02

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

Extension Risk

Extension risk is the risk that the Company’s assets will be repaid at a slower rate than anticipated and generally increases when interest rates rise. In which case, to the extent the Company has financed the acquisition of an asset, the Company may have to finance its asset at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected, adversely impacting its net interest spread, and thus its net interest income.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks the Company faces. Additional risks and uncertainties are not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. During the six months ended June 30, 2026, there have been no material changes from the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 5. Other Information

Insider Trading Arrangements and Policies

For the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Exhibit No. Description and Method of Filing
10.1	Master Repurchase Agreement, dated as of September 29, 2015, between Morgan Stanley Bank, N.A. and the counterparties listed on Exhibit I thereto

10.2	Amendment No. 1 to the Master Repurchase Agreement, dated June 1, 2021, by and between Morgan Stanley Bank N.A. and the counterparties listed on Exhibit I to the 2015 Repurchase Agreement

10.3

Amendment No. 2 to the Master Repurchase Agreement, executed May 6, 2026 and dated May 1, 2026, by and between Morgan Stanley Bank N.A., the Company and the other counterparties listed on Exhibit I to the 2015 Repurchase Agreement

10.4

First Amendment to Master Repurchase Agreement and Securities Contract and Reaffirmation of Guaranty, dated as of April 1, 2026, by and among AB CRE PDF Lending C LLC, as Seller, AB Commercial Real Estate Private Debt Fund, LLC, as Guarantor, and Citibank, N.A., as Buyer

10.5	Second Amendment to Fee Letter, dated as of April 1, 2026, by and among AB CRE PDF Lending C LLC as Seller, AB Commercial Real Estate Private Debt Fund, LLC, as Guarantor, and Citibank, N.A., as Buyer

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document*

101.SCHS	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities indicated thereunto duly authorized.

Date: August 14, 2026

AB Commercial Real Estate Private Debt Fund, LLC
By:	/s/ Peter Gordon
Peter Gordon
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Marguerite Brogan
Marguerite Brogan
Chief Financial Officer
(Principal Financial Officer)